Form 10-Q
period 2012-03-31
Shea Homes Limited Partnership
filed 2012-05-11
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-177328

SHEA HOMES LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	95-4240219

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

655 Brea Canyon Road, Walnut, CA 91789 (Address of principal executive offices)	92618-2215 (Zip Code)

(909) 594-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes          No  X   .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such

files).        Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No   X   .

SHEA HOMES LIMITED PARTNERSHIP

FORM 10-Q

INDEX

			Page No.
PART 1.	Financial Information

	ITEM 1.	Financial Statements

		Condensed Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31, 2011	1

		Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011.	2

		Unaudited Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2012 and 2011	3

		Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	4

		Notes to Unaudited Condensed Consolidated Financial Statements at March 31, 2012 and December 31, 2011 and for the Three Months Ended March 31, 2012 and 2011	5

	ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

	ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	46

	ITEM 4.	Controls and Procedures	46

PART 2.	Other Information

	ITEM 1.	Legal Proceedings	48

	ITEM 1A.	Risk Factors	48

	ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

	ITEM 3.	Defaults Upon Senior Securities	60

	ITEM 4.	Removed and Reserved	61

	ITEM 5.	Other Information	61

	ITEM 6.	Exhibits	62

SIGNATURES			63

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$278,338	$268,366
Restricted cash	13,886	13,718
Investments	34,374	32,428
Accounts and other receivables, net	112,267	120,689
Receivables from related parties, net	35,337	60,223
Inventory	770,734	783,810
Investments in joint ventures	17,558	17,870
Property and equipment, net	2,005	1,992
Other assets, net	28,201	29,020

Total assets	$1,292,700	$1,328,116

Liabilities and equity
Liabilities:
Notes payable	$751,374	$752,056
Payables to related parties	3,332	2,343
Accounts payable	36,005	46,063
Other liabilities	211,158	199,651

Total liabilities	1,001,869	1,000,113

Equity:
SHLP equity:
Owners’ equity	282,520	294,511
Accumulated other comprehensive income	7,835	6,392

Total SHLP equity	290,355	300,903
Non-controlling interests	476	27,100

Total equity	290,831	328,003

Total liabilities and equity	$1,292,700	$1,328,116

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Revenues	$105,603	$74,059
Cost of sales	(85,035)	(63,446)

Gross margin	20,568	10,613

Selling expenses	(9,352)	(8,218)
General and administrative expenses	(8,251)	(8,223)
Equity in income (loss) from joint ventures, net	67	(393)
Interest expense	(6,288)	(3,951)
Other income, net	2,306	1,631

Loss before income taxes	(950)	(8,541)

Income tax benefit	752	341

Net loss	(198)	(8,200)
Less: Net income attributable to non-controlling interests	(213)	(89)

Net loss attributable to SHLP	$(411)	$(8,289)

Comprehensive income (loss)	$1,245	$(7,520)

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership							Non- controlling Interests	Total Equity
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total SHLP Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2010	$71,830	$194,240	$121,892	$18,901	$406,863	$5,363	$412,226	$20,087	$432,313
Comprehensive loss:
Net (loss) income	(6,496)	0	(84)	(1,709)	(8,289)	0	(8,289)	89	(8,200)
Change in unrealized gains on investments, net	0	0	0	0	0	680	680	0	680

Total comprehensive loss							(7,609)	89	(7,520)
Distributions to non-controlling interests	0	0	0	0	0	0	0	(90)	(90)

Balance, March 31, 2011 (unaudited)	$65,334	$194,240	$121,808	$17,192	$398,574	$6,043	$404,617	$20,086	$424,703

Balance, December 31, 2011	$1	$173,555	$120,955	$0	$294,511	$6,392	$300,903	$27,100	$328,003
Comprehensive income:
Net (loss) income	0	(411)	0	0	(411)	0	(411)	213	(198)
Change in unrealized gains on investments, net	0	0	0	0	0	1,443	1,443	0	1,443

Total comprehensive income							1,032	213	1,245
Redemption of Company’s interest in consolidated joint venture (see Note 13)	0	(11,580)	0	0	(11,580)	0	(11,580)	(28,239)	(39,819)
Contributions from non-controlling interests	0	0	0	0	0	0	0	1,746	1,746
Distributions to non-controlling interests	0	0	0	0	0	0	0	(344)	(344)

Balance, March 31, 2012 (unaudited)	$1	$161,564	$120,955	$0	$282,520	$7,835	$290,355	$476	$290,831

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)
Operating activities
Net loss	$(198)	$(8,200)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) loss from joint ventures	(67)	393
Net gain on sale of available-for-sale investments	(23)	(139)
Depreciation and amortization expense	1,812	1,547
Impairment of inventory	0	618
Net interest capitalized on investment in joint ventures	(177)	(440)
Distributions of earnings from joint ventures	500	0
Changes in operating assets and liabilities:
Restricted cash	(168)	(1,092)
Receivables and other assets	8,749	1,751
Inventory	(3,908)	(30,576)
Payables and other liabilities	3,240	(2,032)

Net cash provided by (used in) operating activities	9,760	(38,170)

Investing activities
Proceeds from sale of available-for-sale investments	203	294
Net (increase) decrease in promissory notes from related parties	(108)	11,327
Investments in joint ventures	(450)	(1,148)
Distributions from joint ventures	3	700
Other investing activities	(69)	(238)

Net cash (used in) provided by investing activities	(421)	10,935

Financing activities
Repayments on revolving lines of credit	0	(848)
Principal payments to financial institutions and others	(601)	(20,439)
Accrued interest on notes payable	0	1,368
Amortization of notes payable discount	0	3,797
Contributions from non-controlling interests	1,746	0
Distributions to non-controlling interests	(344)	(90)
Cash retained by non-controlling interests for the redemption of the Company’s interest in consolidated joint venture	(168)	0

Net cash provided by (used in) financing activities	633	(16,212)

Net increase (decrease) in cash and cash equivalents	9,972	(43,447)
Cash and cash equivalents at beginning of period	268,366	166,874

Cash and cash equivalents at end of period	$278,338	$123,427

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2012

1. Basis of Presentation

The accompanying unaudited, consolidated financial statements include the accounts of Shea Homes Limited Partnership (“SHLP”) and its wholly-owned subsidiaries, including Shea Homes, Inc. (“SHI”) and its wholly-owned subsidiaries. The Company consolidates all joint ventures in which it has a controlling interest or other ventures in which it is the primary beneficiary of a variable interest entity (“VIE”). Material intercompany accounts and transactions are eliminated. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are contained in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on April 6, 2012 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Adjustments, consisting of normal, recurring accruals, loss reserves and deferred tax asset valuation allowance adjustments, considered necessary for a fair presentation, are included.

Effective January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of operations and comprehensive income or (2) two separate but consecutive statements. In accordance with ASU 2011-05, the 2011 financial statements have been restated to conform to the current year presentation of comprehensive income (loss).

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to SHLP and its subsidiaries.

Organization

SHLP, a California limited partnership, was formed January 4, 1989, pursuant to an agreement of partnership (the “Agreement”), as most recently amended January 1, 2009, by and between J.F. Shea, LP, a Delaware limited partnership, as general partner, and the Company’s limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), that are under the common control of Shea family members (collectively, the “Partners”). J.F. Shea, LP is 96% owned by JFSCI.

Nature of Operations

Our principal business purpose is homebuilding, which includes acquiring and developing land and constructing and selling residential homes thereon. Our principal markets are California, Arizona, Colorado, Washington, Nevada and Florida.

We own a captive insurance company, Partners Insurance Company, Inc. (“PIC”), which provided warranty, general liability, workers’ compensation and completed operations insurance for related companies and third-party subcontractors. Effective for the policy years commencing in 2007, PIC ceased issuing policies for these coverages. Thereafter, our warranty coverage became self-insured, and the general liability, workers’ compensation and completed operations coverages (through July 31, 2009) were insured by an affiliate insurance carrier for primary coverage and by third-party insurance carriers for excess coverage. In February 2011, we purchased completed operations insurance from affiliate insurance carriers, retroactive to August 1, 2009.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest new home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes three to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home sales orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three months ended March 31, 2012 are not necessarily indicative of results expected for the year ended December 31, 2012.

Further, in contrast to this historical seasonal pattern, weakness in homebuilding market conditions since 2006 has distorted our results. Although we may experience our seasonal pattern in the future, given current market conditions, we make no assurances as to when or whether this pattern will recur.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Unaudited Condensed Consolidated Financial Statements (continued)

March 31, 2012

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

2. Summary of Significant Accounting Policies

Inventory

Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value. Quarterly, we review our real estate assets at each community for indicators of impairment. Real estate assets include projects actively selling and projects under development or held for future development. Indicators of impairment include, but not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses.

Semi-annually, or if there are indications of impairment, we perform a detailed budget and cash flow review of our real estate assets to determine whether the estimated remaining undiscounted future cash flows of the community are more or less than the asset’s carrying value. If the undiscounted cash flows are more than the asset’s carrying value, no impairment adjustment is required. However, if the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and is written down to fair value. These impairment evaluations require us to make estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if expected future undiscounted cash flows will be sufficient to recover the asset’s carrying value.

When estimating undiscounted cash flows of a community, we make various assumptions, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly from community to community and over time.

If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets or other valuation techniques. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. We generally use discount rates ranging from 10% to 25%, subject to perceived risks associated with the community’s cash flow streams relative to its inventory.

Completed Operations Claim Costs

We maintain, and require our subcontractors to maintain, general liability insurance which includes coverage for completed operations losses and damages. Most of our subcontractors carry this insurance through our “rolling wrap-up” insurance program, where our risks, and risks of participating subcontractors working on our projects, are insured through master policies.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

Completed operations claims reserves primarily represent claims for property damage to completed homes and projects outside of our one-to-two year warranty period. Specific terms and conditions of completed operations warranties vary depending on the market in which homes are closed and can range to 12 years.

We record expenses and liabilities for estimated costs of potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported and is actuarially estimated using individual case-basis valuations and statistical analysis. These estimates make up our entire reserve and are subject to a high degree of variability due to uncertainties such as trends in completed operations claims related to our markets and products built, changes in claims reporting and settlement patterns, third party recoveries, insurance industry practices, insurance regulations and legal precedent. Because state regulations vary, completed operations claims are reported and resolved over an extended period, sometimes exceeding 12 years. As a result, actual costs may differ significantly from estimates.

The actuarial analyses that determined these incurred but not reported claims consider various factors, including frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of these claims and reserves also consider historical third party recovery rates and claims management expenses. Due to the inherent uncertainty related to each of these factors, periodic changes to such factors based on updated relevant information could result in actual costs to differ significantly from estimated costs.

In accordance with our underlying completed operations insurance policies, these completed operations claims costs are recoverable from our subcontractors or insurance carriers. Completed operations claims through July 31, 2009 are insured with third-party insurance carriers and completed operations claims commencing August 1, 2009 are insured with affiliate insurance carriers.

Revenues

In accordance with Accounting Standards Codification (“ASC”) 360, revenues from housing and other real estate sales are recognized when the respective units are closed. Housing and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. Sales incentives are a reduction of revenues when the respective unit is closed.

Income Taxes

SHLP is treated as a partnership for income tax purposes. As a limited partnership, SHLP is subject to certain minimal state taxes and fees; however, taxes on income or losses realized by SHLP are generally the obligation of the Partners and their owners.

SHI and PIC are C corporations. Federal and state income taxes are provided for these entities in accordance with the provisions of ASC 740. The provision for, or benefit from, income taxes is calculated using the asset and liability method, under which deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect the year in which differences are expected to reverse. Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on its determination of whether it is more likely than not some or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends primarily on generation of future taxable income during periods in which those temporary differences become deductible. Judgment is required in determining future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated financial position or results of operations.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The Company adopted ASU 2011-04 effective January 1, 2012, which did not have a material impact on its consolidated financial position or results of operations.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

3. Restricted Cash

Restricted cash related to homebuilding operations included cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds. At March 31, 2012 and December 31, 2011, restricted cash related to homebuilding operations was $13.5 million and $13.3 million, respectively.

Restricted cash of PIC included cash held in escrow by PIC’s claim administrators. At March 31, 2012 and December 31, 2011, restricted cash of PIC was $0.4 million and $0.4 million, respectively.

4. Investments

Investments consist of available-for-sale securities and are measured at fair value, which is based on quoted market prices or cash flow models. Accordingly, unrealized gains and temporary losses on investments, net of tax, are reported as accumulated other comprehensive income (loss). Realized gains and losses are determined using the specific identification method.

At March 31, 2012 and December 31, 2011, investments were as follows:

	March 31, 2012
	Cost / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Corporate obligations	$20,520	$260	$0	$20,780
Mortgage/asset-backed securities	69	9	0	78
Private debt obligations (a)	1,726	11,780	0	13,506

Total debt securities	22,315	12,049	0	34,364
Equity securities	4	6	0	10

Total investments	$22,319	$12,055	$0	$34,374

	December 31, 2011
	Cost / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Corporate obligations	$20,747	$158	$(39)	$20,866
Mortgage/asset-backed securities	101	10	0	111
Private debt obligations (a)	1,742	9,700	(2)	11,440

Total debt securities	22,590	9,868	(41)	32,417
Equity securities	4	7	0	11

Total investments	$22,594	$9,875	$(41)	$32,428

(a)	Through December 31, 2009, certain private debt obligations experienced other-than-temporary losses and $13.2 million of impairments were recorded. Unrealized gains of private debt obligations are stated as the difference between their fair value and cost basis, net of impairment.

For the three months ended March 31, 2012 and 2011, realized gains on available-for-sale securities were zero and $0.1 million, respectively, which were included in other income, net.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

For the three months ended March 31, 2012, included in accumulated other comprehensive income (loss) were $2.2 million of unrealized gains and $(0.8) million of tax expense. For the three months ended March 31, 2011, included in accumulated other comprehensive income (loss) were $1.0 million of unrealized losses, reclassification adjustments for $0.1 million of realized gains and $(0.4) million of tax expense.

At March 31, 2012, the contractual maturities of debt securities classified as available-for-sale were as follows:

	March 31, 2012
	Cost	Fair Value
	(In thousands)
Due in one year or less	$20,100	$20,325
Due after one year through five years	438	524
Due after five years through ten years	920	5,895
Due after ten years	788	7,542
Mortgage/asset-backed securities	69	78

Total	$22,315	$34,364

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

At March 31, 2012, there were no securities in an unrealized loss position. At December 31, 2011, there were debt securities with a $10.9 million fair value and nominal unrealized losses that were in a continuous unrealized loss position for less than one year, and debt securities with a $21.5 million fair value with no continuous losses. We evaluated investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation was based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until temporary losses were recovered or mature, investee’s industry and amount of the unrealized loss. Based on these factors, unrealized losses at December 31, 2011 were not deemed as an other-than-temporary impairment.

5. Fair Value Disclosures

ASC 820, Fair Value Measurement, defines fair value as the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at measurement date and requires assets and liabilities carried at fair value to be classified and disclosed in the following three categories:

•	Level 1 — Quoted prices for identical instruments in active markets

•

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are inactive; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets at measurement date

•	Level 3 — Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

The financial instruments measured at fair value on a recurring basis were as follows:

	March 31, 2012
Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities	$17,243	$4,540	$12,581	$34,364
Equity securities	0	10	0	10

Total investments	$17,243	$4,550	$12,581	$34,374

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities	$17,186	$4,727	$10,504	$32,417
Equity securities	0	11	0	11

Total investments	$17,186	$4,738	$10,504	$32,428

Level 1 financial instruments are debt securities in which fair values were determined from quoted prices in an active market. Level 2 financial instruments are debt and equity securities in which fair values were determined from quoted prices in an inactive market or for similar instruments in an active market. Level 3 financial instruments are private debt securities where fair value was determined using a cash flow model that considered estimated interest rates, discount rates, prepayments and defaults.

The Company uses a third-party service provider to value its Level 3 financial instruments. Significant changes in the pricing of these instruments are compared to activity of similar financial instruments, or general market conditions, for reasonableness. At March 31, 2012, the unobservable inputs used in the valuation of Level 3 financial instruments were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Constant prepayment rate	15% (15%)
Private debt obligations	$12,581	Discounted cash flow	Probability of default	2% (2%)
			Recovery rate	50% - 70% (66%)

At March 31, 2012, the summary of changes in fair value of Level 3 financial instruments was as follows:

Private Debt Obligations
(In thousands)
Fair value at December 31, 2011	$10,504
Unrealized gains, included in other comprehensive income (loss)	2,077

Fair value at March 31, 2012	$12,581

At March 31, 2012 and December 31, 2011, as required by ASC 825, Financial Instruments, the following presents net book values and estimated fair values of notes payable.

	March 31, 2012		December 31, 2011
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 senior secured notes	$750,000	$772,500	$750,000	$697,500
Secured promissory notes	$1,374	$1,374	$2,056	$2,056

The $750.0 million senior secured notes are level 2 financial instruments in which fair value was based on quoted market prices at the end of the period in an inactive market.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

The Company’s other financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable, other liabilities and secured promissory notes. Book values of these financial instruments approximate fair value due to their relatively short-term nature.

6. Accounts and Other Receivables, net

At March 31, 2012 and December 31, 2011, accounts and other receivables, net were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Insurance receivables	$103,980	$109,390
Escrow receivables	1,842	5,815
Notes receivable	4,001	3,566
Other receivables	5,460	4,937
Reserve	(3,016)	(3,019)

Total accounts and other receivables, net	$112,267	$120,689

We record insurance receivables from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on our closed homes. Closed homes for policy years August 1, 2001 to July 31, 2009 are insured with third-party insurance carriers, and closed homes for policy years commencing August 1, 2009 are insured with affiliate insurance carriers.

We reserve for uncollectible receivables that are specifically identified or outstanding more than 120 days.

7. Inventory

At March 31, 2012 and December 31, 2011, inventory was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Model homes	$75,005	$82,339
Completed homes for sale	28,318	29,703
Homes under construction	122,581	97,952
Lots available for construction	305,405	282,292
Land under development	96,225	144,070
Land held for future development	127,135	129,247
Land deposits and preacquisition costs	16,065	18,207

Total inventory	$770,734	$783,810

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

Impairment

Inventory, including all captions listed above, are stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventories are written down to fair value (see Note 2).

For the three months ended March 31, 2012 and 2011, inventory impairment was as follows:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Inventory impairment	$0	$618

Remaining carrying value of inventory impaired at end of period	$0	$1,113

Projects impaired	0	1

Projects evaluated for impairment (a)	140	148

(a)	Large land parcels not subdivided into communities are counted as one project. Once parcels are subdivided, the project count will increase accordingly.

Inventory impairment was included in cost of sales in the accompanying consolidated statements of operations and primarily attributable to lower home prices driven by increased incentives and price reductions required in response to weak demand and economic conditions, including record foreclosures, high unemployment, low consumer confidence and tighter mortgage credit standards.

Write-off of Deposits and Preacquisition Costs

Land deposits and preacquisition costs for potential acquisitions and land option contracts are included in inventory. When a potential acquisition or land option contract is abandoned, related deposits and preacquisition costs are written off to other income, net. For the three months ended March 31, 2012, write-offs of deposits and preacquisition costs were $0.3 million and no option lots were abandoned. For the three months ended March 31, 2011, write-offs of deposits and preacquisition costs were zero and no option lots were abandoned.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

Interest Capitalization

Interest is capitalized on inventory and investments in joint ventures during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related units are closed. Interest capitalized as cost of investment in joint ventures is included in equity in income (loss) from joint venture as related units in the joint venture are closed.

For the three months ended March 31, 2012 and 2011, interest incurred, capitalized and expensed was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Interest incurred	$16,661	$19,662

Interest expensed (a)	$6,288	$3,951

Interest capitalized as a cost of inventory	$10,195	$15,271

Interest previously capitalized as a cost of inventory, included in cost of sales	$(7,784)	$(5,808)

Capitalized interest in ending inventory (b)	$113,847	$115,414

Interest capitalized as a cost of investments in joint ventures	$177	$440

Interest previously capitalized as a cost of investments in joint ventures, included in equity in income (loss) from joint ventures	$(177)	$(243)

Capitalized interest in ending investments in joint ventures	$0	$1,143

(a)	For the three months ended March 31, 2012 and 2011, assets qualifying for interest capitalization did not exceed debt; therefore, non-qualifying interest was expensed.
(b)	Inventory impairment charges were recorded against total inventory of the respective community. Capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

8. Investments in Joint Ventures

Unconsolidated joint ventures, which we do not control but have significant influence through ownership interests generally up to 50%, are accounted for using the equity method of accounting. These joint ventures are generally involved in real property development. Earnings and losses are allocated in accordance with terms of joint venture agreements.

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, joint ventures. At March 31, 2012 and December 31, 2011, Deficit Distributions were $0.9 million and $0.9 million, respectively.

For the three months ended March 31, 2012 and 2011, there were no impairments on investments in joint ventures.

At December 31, 2011, our consolidated joint venture, Shea Colorado, LLC (“SCLLC”), had investments in unconsolidated joint ventures, which unconsolidated joint ventures had $14.0 million of bank and seller financing notes payable secured by real property and $40.9 million of notes payable with joint ventures’ partners, of which $15.4 million was secured by real property. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s investments in these unconsolidated joint ventures were excluded from these consolidated financial statements (see Note 13).

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

At March 31, 2012, total unconsolidated joint ventures’ notes payable were $47.5 million and included $40.2 million of bank and seller financing notes payable secured by real property and $7.3 million of notes payables with joint ventures’ partners. At December 31, 2011, total unconsolidated joint ventures’ notes payable were $103.7 million and included $55.4 million of bank and seller financing notes payable secured by real property and $48.3 million of notes payable to joint ventures’ partners, of which $15.4 million was secured by real property. In addition, at March 31, 2012 and December 31, 2011, we had an indirect 12.3% effective ownership in a joint venture that had bank notes payable secured by real property of $7.2 million, in which we have not provided guarantees.

At March 31, 2012 and December 31, 2011, of the $40.2 million and $55.4 million in our unconsolidated joint ventures’ outstanding bank and seller financing secured notes payable, respectively, we provided guarantees on a joint and several basis for one secured note payable, which had an outstanding balance of $9.2 million and $11.2 million at March 31, 2012 and December 31, 2011, respectively. These guarantees include, but are not limited to, project completion and loan-to-value maintenance guarantees. At March 31, 2012 and December 31, 2011, we also had an indemnification agreement from our joint venture partner for 90% of this secured note payable’s outstanding balance of $9.2 million and $11.2 million, respectively. At March 31, 2012 and December 31, 2011, no liabilities were recorded for these guarantees as the fair value of secured real estate assets exceeded the outstanding notes payable. At March 31, 2012 and December 31, 2011, we have not provided guarantees on bank and seller financing secured notes payable of $31.0 million and $44.2 million, respectively, or on notes payable to joint ventures’ partners of $7.3 million and $48.3 million, respectively.

9. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. All VIEs with which we were involved at March 31, 2012 and December 31, 2011 were evaluated to determine the primary beneficiary.

Joint Ventures

We routinely enter into joint ventures for homebuilding activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At March 31, 2012 and December 31, 2011, these joint ventures were not consolidated into our consolidated financial statements since they were not VIEs, or in the event that they were VIEs, we were not the primary beneficiary.

At March 31, 2012 and December 31, 2011, we had a variable interest in a joint venture in which we do not hold a direct, or indirect, investment, and the joint venture was determined to be a VIE. The joint venture, Shea/Baker Ranch Associates, LLC (“Baker Ranch”), is owned 50% by an affiliate and 50% by a third-party. We provided an unconditional loan-to-value maintenance guarantee on Baker Ranch’s outstanding bank notes payable which, at March 31, 2012 and December 31, 2011, was $25.4 million. We have not recorded a liability for this obligation as the fair value of the secured real estate assets exceeded the outstanding notes payable (see Note 16).

In accordance with ASC 810, we determined we were not the primary beneficiary of Baker Ranch because we did not have the power to direct activities that most significantly impact the economic performance of Baker Ranch, such as determining or limiting the scope or purpose of the entity, selling or transferring property owned or controlled by the entity, and arranging financing for the entity.

Land Option Contracts

We enter into land option contracts to procure land for home construction. Use of land option and similar contracts allows us to reduce market risks associated with direct land ownership and development, reduces capital and financial commitments, including interest and other carrying costs, and minimizes land inventory. Under these contracts, we pay a specified deposit for the right to purchase land, usually at a predetermined price. Under the requirements of ASC 810, certain contracts may create a variable interest with the land seller.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

In compliance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At March 31, 2012 and December 31, 2011, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At March 31, 2012, we had $6.0 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having an $83.5 million remaining purchase price and subject to a specific performance clause. We also had $8.1 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $121.6 million remaining purchase price.

Our loss exposure on land option contracts consisted of non-refundable deposits, which were $14.0 million and $14.2 million at March 31, 2012 and December 31, 2011, respectively, and were included in inventory in the consolidated balance sheets.

10. Other Assets, Net

At March 31, 2012 and December 31, 2011, other assets were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Income tax receivables	$5,003	$7,473
Prepaid professional fees	3,832	3,695
Prepaid loan fees	7,475	7,738
Prepaid bank fees	540	657
Deposits in lieu of bonds and letters of credit	8,495	6,439
Prepaid insurance	1,865	1,970
Other	991	1,048

Total other assets, net	$28,201	$29,020

Prepaid Professional and Loan Fees

In accordance with ASC 470, these debt issuance costs are capitalized to other assets and amortized as interest over the term of the related debt.

Deposits in Lieu of Bonds and Letters of Credit

We may be required to make deposits in lieu of bonds with various agencies for our homebuilding projects. These deposits may be returned as the collateral requirements decrease, or replaced with new bonds as bonding becomes available.

In June 2010, due to maturity of an unsecured bank line of credit, certain letters of credit were presented for payment and recorded as deposits in lieu of letters of credit. These deposits may be returned as collateral requirements decrease, or replaced with new letters of credit.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

11. Notes Payable

At March 31, 2012 and December 31, 2011, notes payable were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
$750,000 senior secured notes, due May 2019 at 8.625%	$750,000	$750,000
Promissory notes, interest ranging 1% to 6%, maturing through 2014, secured by deeds of trust on inventory	1,374	2,056

Total notes payable	$751,374	$752,056

On May 10, 2011, 8.625% senior secured notes were issued in the aggregate principal of $750.0 million (the “Secured Notes”) and the outstanding obligations of the Company’s previous secured notes payable and senior secured subordinated notes payable (the “Secured Facilities”) were paid. Principal and interest paid under the Secured Facilities was $779.6 million and $2.5 million, respectively. Concurrent with payoff of the Secured Facilities, an $88.4 million loss on debt extinguishment was recognized.

The Secured Notes were issued pursuant to Rule 144A and Regulation S, with registration rights. The Secured Notes bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. At March 31, 2012 and December 31, 2011, accrued interest was $24.3 million and $8.1 million, respectively.

Holders of the Secured Notes are entitled to the benefits of a registration rights agreement dated November 14, 2011 (“Registration Rights Agreement”), between the Company and the initial purchasers listed therein. Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC for an offer to exchange the Secured Notes for a new issuance of substantially identical notes issued under the Securities Act on or before 180 days after May 10, 2011, and to consummate the exchange offer registered thereby on or before 360 days after May 10, 2011. We completed the registration of the Secured Notes with the SEC and the exchange of Secured Notes issued under the Securities Act on May 4, 2012.

Other than the Registration Rights Agreement relating to the Secured Notes described above, we were not subject to any other registration rights agreements with respect to any notes payable.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

12. Other Liabilities

At March 31, 2012 and December 31, 2011, other liabilities were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Completed operations	$103,980	$109,390
Warranty reserves	16,660	17,358
Deferred revenue	18,846	20,329
Provisions for closed homes/communities	11,281	13,156
Deposits	11,592	7,766
Legal reserves	6,980	5,824
Accrued interest	24,258	8,122
Accrued compensation and benefits	2,880	2,109
Distributions payable	3,164	3,344
Deficit Distributions (see Note 8)	903	928
Other	10,614	11,325

Total other liabilities	$211,158	$199,651

Completed Operations

Reserves for completed operations primarily represent claims for property damage to completed homes and projects outside of our one-to-two year warranty period. Specific terms and conditions of completed operations warranties vary depending on the market in which homes are closed and can range to 12 years. Expenses and liabilities are recorded for potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported, and is actuarially estimated using individual case-basis valuations and statistical analysis. From August 1, 2001 to July 31, 2009, completed operations claims are insured with third-party insurance carriers. Commencing August 1, 2009, completed operations claims are insured with affiliate insurance carriers.

For the three months ended March 31, 2012 and 2011, changes in completed operations were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Insured completed operations
Balance, beginning of the period	$109,390	$102,860
Reserves provided (relieved)	1,391	(1,344)
Insurance purchased	0	16,520
Claims paid	(6,801)	(1,097)

Balance, end of the period	103,980	116,939

Self-insured completed operations
Balance, beginning of the period	0	15,613
Reserves provided	0	907
Insurance purchased	0	(16,520)

Balance, end of the period	0	0

Total completed operations	$103,980	$116,939

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

Reserves provided for self-insured completed operations are included in cost of sales. Reserves provided (relieved) for insured completed operations are offset by changes in insurance receivables (see Note 6), however, premiums paid for insured completed operations are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record insurance receivables under applicable policies when recovery is probable. At March 31, 2012 and December 31, 2011, insurance receivables were $104.0 million and $109.4 million, respectively.

Expenses, liabilities and receivables related to these claims are subject to a high degree of variability due to uncertainties such as trends in completed operations claims related to our markets and products built, claim settlement patterns and insurance industry practices. Although considerable variability is inherent in such estimates, we believe reserves for completed operations claims are adequate.

Warranty Reserve

We offer a limited one or two year warranty for our homes. Specific terms and conditions of these warranties vary depending on the market in which homes are closed. We estimate warranty costs to be incurred and record a liability and an expense to cost of sales when home revenue is recognized. We also include in our warranty reserve uncovered losses related to completed operations coverage, which approximates 12.5% of the total property damage. Factors affecting warranty liability include number of homes closed, historical and anticipated warranty claims, and cost per claim. We periodically assess adequacy of our warranty liabilities and adjust amounts as necessary.

For the three months ended March 31, 2012 and 2011, changes in warranty liability were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance, beginning of the period	$17,358	$16,238
Provision for warranties	1,475	1,037
Warranty costs paid	(2,173)	(2,172)

Balance, end of the period	$16,660	$15,103

Deferred Revenue

Deferred revenue represents deferred profit on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At March 31, 2012 and December 31, 2011, deferred revenue primarily represents the PIC Transaction.

Completed operations claims were previously insured through PIC for policy years August 1, 2001 to July 31, 2009. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009, and its completed operations claims from August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third-party insurance carriers to insure these programs. As a result of this novation, the $19.2 million gain was deferred in these consolidated financial statements and will be recognized as income (expense) when related claims are paid or actuarial estimates are adjusted. At March 31, 2012 and December 31, 2011, the remaining deferred revenue was $15.0 million and $15.6 million, respectively. For the three months ended March 31, 2012 and 2011, we recognized $0.6 million and $0.1 million, respectively, of this deferral as income, which was included in other income, net.

Second, PIC entered into reinsurance agreements with various unrelated reinsurers that reinsured 100% of the completed operations claims coverage from August 1, 2001 to July 31, 2005. As a result of the reinsurance, the $15.6 million gain was deferred in these consolidated financial statements and will be recognized as income (expense) when the related claims are paid or actuarial estimates are adjusted. At March 31, 2012 and December 31, 2011, the remaining deferred revenue was $0.9 million and $1.1 million, respectively. For the three months ended March 31, 2012 and 2011, we recognized $0.2 million and $0.1 million, respectively, of this deferral as income, which was included in other income, net.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture. As a result of the sale, no other assets of Vistancia, LLC economically benefit the non-controlling interest of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to the non-controlling interest, which is paid $0.1 million each quarter. At March 31, 2012, the remaining distribution payable was $3.2 million.

13. Related Party Transactions

Related Party Receivables and Payables

At March 31, 2012 and December 31, 2011, receivables from related parties, net were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Note receivable from JFSCI	$25,635	$25,381
Notes receivable from unconsolidated joint ventures	366	25,631
Notes receivable from other related parties	20,749	21,013
Reserves for notes receivable from other related parties	(12,715)	(12,697)
Receivables from related parties	1,302	895

Total receivables from related parties, net	$35,337	$60,223

Until August 2011, we participated in a centralized cash management function operated by JFSCI, whereby net cash flows from operations were transferred daily with JFSCI and resulted in related party transactions and monetary transfers to settle amounts owed. The resultant notes receivable and payable were unsecured, due on demand, and accrued interest monthly based on Prime less 2.05%. In August 2011, we ceased participation in this function and performed it independently. In May 2011, concurrent with issuance of the Secured Notes, through a $75.0 million cash payment and $41.5 million contribution of assets, the receivable from JFSCI was paid down by JFSCI and converted to a $38.9 million unsecured term note receivable from JFSCI, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In June 2011 and August 2011, JFSCI elected to make prepayments, including accrued interest, totaling $14.3 million and applied these prepayments to future installments such that JFSCI would not be required to make a payment until February 2014. At March 31, 2012 and December 31, 2011, the note receivable from JFSCI, including accrued interest, was $25.6 million and $25.4 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until February 2014, we do not presently anticipate collection risks on the note receivable from JFSCI.

Notes receivable from unconsolidated joint ventures, including accrued interest, at March 31, 2012 and December 31, 2011 were $0.4 million and $25.6 million, respectively. At December 31, 2011, included in the $25.6 million of notes receivable were $25.2 million of notes receivable held by our consolidated joint venture, SCLLC. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s notes receivable from unconsolidated joint ventures were excluded from these consolidated financial statements. At March 31, 2012, the remaining note receivable from an unconsolidated joint venture bears interest at 8% and matures in 2020. Further, this note earns additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of this note, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note. Based on these criteria, we do not presently anticipate collection risks on this note.

Notes receivable from other related parties, including accrued interest, at March 31, 2012 and December 31, 2011 were $8.0 million and $8.3 million, respectively, net of related reserves of $12.7 million and $12.7 million, respectively. These notes are unsecured and mature from November 2012 through April 2021. At March 31, 2012 and December 31, 2011, these notes bore interest

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

ranging from Prime less .75% (2.5%) to 4.2%. Quarterly, we evaluate collectability of these notes. Our evaluation includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. At December 31, 2009, based on these criteria, notes receivable from Shea Management LLC and Shea Properties Management Company, Inc. (“SPMCI”) were deemed uncollectible and fully reserved. In June 2011, SPMCI paid the accrued interest for 2010 and forward. Therefore, unpaid interest in 2012 from SPMCI is not reserved; accrued interest prior to 2010 and the principal balance remain reserved. In addition, based on these criteria, we do not presently anticipate collection risks on the other notes.

The Company, entities under common control and these unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. The amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, non-interest bearing and due on demand. At March 31, 2012 and December 31, 2011, these receivables were $1.3 million and $0.9 million, respectively, and these payables were $3.3 million and $2.3 million, respectively.

Real Property and Joint Venture Transactions

In March 2012, SHLP’s entire 58% interest in SCLLC, a consolidated joint venture with Shea Properties II, LLC, a related party and the non-controlling interest, was redeemed by SCLLC. In valuing its 58% interest in SCLLC, SHLP, to ensure receipt of net assets of equal value to its ownership interest, used third-party real estate appraisals for real property held by SCLLC. The estimated fair value of the assets received by SHLP was $30.8 million. However, as the non-controlling interest is a related party under common control, the assets and liabilities received by SHLP were recorded at net book value and the difference in SHLP’s investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to SHLP’s equity.

As consideration for the redemption, SCLLC distributed assets and liabilities to SHLP having a net book value of $24.0 million, including $2.2 million cash, a $3.0 million secured note receivable, $20.0 million of inventory and $1.2 million of other liabilities. In addition, as a result of this redemption, SCLLC is excluded from these consolidated financial statements effective March 31, 2012, which resulted in a net reduction of $41.8 million in assets and $2.0 million in liabilities, and a corresponding reduction in total equity, of which $11.6 million was attributable to SHLP and $28.2 million was attributable to non-controlling interests.

At March 31, 2012 and 2011, we were the managing member for seven and ten, respectively, unconsolidated joint ventures and received a management fee from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures. Fees from joint ventures representing reimbursement of our costs are recorded as a reduction to general and administrative expense. Fees from joint ventures representing profit are recorded as revenues. For the three months ended March 31, 2012, $1.0 million of management fees were offset against general and administrative expenses, and $0.1 million of management fees were included in revenues. For the three months ended March 31, 2011, $0.9 million of management fees were offset against general and administrative expenses, and $0.3 million management fees were included in revenues.

General and Administrative Related Party Transactions

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three months ended March 31, 2012 and 2011, general and administrative expenses included $4.0 million and $4.0 million, respectively, for corporate services provided by JFSCI.

We lease office space from related parties under non-cancelable operating leases. Leases are for five to ten year terms and generally provide for five year renewal options. For the three months ended March 31, 2012 and 2011, related-party rental expense was $0.2 million and $0.2 million, respectively.

14. Income Taxes

For the three months ended March 31, 2012, income tax benefit was $0.8 million, primarily from the decrease in the deferred tax asset valuation allowance. At March 31, 2012, the net deferred tax asset was $36.7 million, which primarily related to available loss carryforwards, impairments of inventory and available-for-sale investments, housing inventory and land basis differences, and timing of income recognition. The $36.7 million deferred tax asset valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. To the extent eligible taxable income exists, which allows tax benefits of these deferred tax assets to be utilized, the effective tax rate may be reduced, subject to certain limitations under Internal Revenue Code Section 382 (“Section 382”), by reducing the valuation allowance and offsetting a portion of taxable income.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method for homebuilding activities by SHLP, SHI and subsidiaries. During 2010 and 2011, we engaged in formal and informal discovery with the IRS. We expect the Tax Court will schedule a trial for July 2012. We expect our position will prevail. Accordingly, no liability for related taxes or interest has been recorded for SHI and its subsidiaries. Furthermore, as a limited partnership, any income taxes, interest or penalties imposed on SHLP are the responsibility of the Partners and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court rules in favor of the IRS, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $60 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $103 million to fund their related payments to the IRS and the applicable state taxing authorities.

15. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return at Prime less 2.05% (1.2% at March 31, 2012 and December 31, 2011) per annum on unreturned capital balances. At March 31, 2012 and December 31, 2011, accumulated undistributed preferred returns for Series B holders were $19.4 million and $18.9 million, respectively. Series D holders have a 1% ownership interest and earn a preferred return at 7% per annum on unreturned preferred capital balances. At March 31, 2012 and December 31, 2011, accumulated undistributed preferred returns for Series D holders were $43.3 million and $40.3 million, respectively.

Net income is allocated to Partners in a priority order that considers previously allocated net losses and preferred return considerations and, thereafter, in proportion to their respective ownership interests. Net loss is allocated in a priority order to Partners generally in proportion to their ownership interests and adjusted capital account balances, and, thereafter, to the general partner.

The general partner, in its sole discretion, may make additional capital contributions or accept additional capital contributions from the limited partners. Cash distributions are made to Partners in proportion to their unpaid preferred returns and, thereafter, in proportion to their ownership interests. Distributions to Partners are made at the discretion of the general partner, including payment of personal income taxes related to the Company or other entities under control of Shea family members. Similarly, distributions to Partners from other entities under control of Shea family members, such as JFSCI, are used for payment of personal incomes taxes related to the Company and other uses.

16. Contingencies and Commitments

Lawsuits, claims and proceedings have been or may be instituted or asserted against us in the normal course of business, including actions brought on behalf of various classes of claimants. We are also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices and environmental protection. As a result, we are subject to periodic examinations or inquiry by agencies administering these laws and regulations.

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable, and are based on specific facts and circumstances, and we revise these estimates when necessary. At March 31, 2012 and December 31, 2011, we had reserves of $7.0 million and $5.8 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At March 31, 2012, the range of reasonably possible losses in excess of amounts recorded was not material.

At March 31, 2012 and December 31, 2011, in addition to guarantees on our joint venture’s outstanding borrowings, an unconditional loan-to-value maintenance guarantee was provided, on a joint and several basis, for a secured development loan for Baker Ranch, a related party in which we have no ownership interest (see Note 9). At March 31, 2012 and December 31, 2011, the loan had a $25.4 million outstanding principal balance. A liability was not recorded for this guarantee as the fair value of the secured real estate assets exceeded the outstanding notes payable.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

At March 31, 2012 and December 31, 2011, joint and several non-recourse (“bad boy”) guarantees were provided for two secured permanent financing loans of related parties in which we have no ownership interest. The bad boy guarantee may become a liability for us upon a voluntary bankruptcy filing by the related party borrower or occurrence of other “bad” acts, including fraud or a material misrepresentation by the related party borrower. At December 31, 2011, these loans had a $34.1 million outstanding principal balance. In February 2012, one loan matured and we were released as a guarantor. At March 31, 2012, the remaining loan had a $31.2 million outstanding principal balance and matures in September 2012. A liability was not recorded for this guarantee as the probability of payment on this guarantee is remote.

On May 10, 2011, concurrent with issuance of the Secured Notes, we entered into a new $75.0 million letter of credit facility. At March 31, 2012 and December 31, 2011, outstanding letters of credit against the letter of credit facility were $4.2 million and $4.2 million, respectively.

We are required to provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At March 31, 2012, we had a $68.8 million exposure in connection with $169.7 million of surety bonds issued for our projects. At December 31, 2011, we had a $71.0 million exposure in connection with $178.4 million of surety bonds issued for our projects.

We also provided indemnification for bonds issued by unconsolidated joint ventures and other related party projects in which we have no ownership interest. At March 31, 2012, we had a $29.3 million exposure in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and a $3.1 million exposure in connection with $6.9 million of surety bonds issued for related party projects. At December 31, 2011, we had a $29.3 million exposure in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and a $3.1 million exposure in connection with $6.9 million of surety bonds issued for related party projects.

Certain of our consolidated and joint ventures’ homebuilding projects utilize, and may continue to utilize, community facility district, metro-district and other local government bond financing programs to fund construction or acquisition of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. We have also entered into credit support arrangements where we make interest and principal payments on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture. As a condition of sale, the Company effectively remains an 8.33% guarantor on certain community facility district bond obligations to which the Company must meet a calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At March 31, 2012 and December 31, 2011, the Company exceeded the minimum tangible net worth requirement.

In certain consolidated homebuilding projects, we have contractual obligations to purchase and receive water system connection rights which, at March 31, 2012 and December 31, 2011, were $36.7 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

17. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes (refunded) paid	$(2,445)	$26
Interest paid, net of amounts capitalized	$14	$3,989
Supplemental disclosure of non-cash activities
Unrealized gain on available-for-sale investments, net	$1,443	$680
Reclassification of Deficit Distributions from unconsolidated joint ventures to other liabilities	$(25)	$31
Purchase of land in exchange for note payable	$319	$402
Elimination of joint venture inventory, receivables from related parties and other assets	$(41,600)	$0
Elimination of joint venture note payable and other liabilities	$(1,949)	$0
Redemption of Company’s interest in consolidated joint venture and elimination of non-controlling interest, less cash retained by non-controlling interest	$(39,651)	$0

18. Segment Information

Our homebuilding business, which is responsible for nearly all our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up and active adult homebuyers. Our homebuilding business also provides management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follows:

•	Southern California, comprised of communities in Los Angeles, Ventura, Orange, Riverside and San Bernardino Counties;
•	San Diego, comprised of communities in San Diego County, California;
•	Northern California, comprised of communities in northern and central California;
•	Mountain West, comprised of communities in Colorado and Washington;
•	South West, comprised of communities in Arizona and Nevada; and
•	Other, comprised primarily of communities in Florida.

In accordance with ASC 280, Segment Reporting, in determining the most appropriate aggregation of our homebuilding communities, we also considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.

Our Corporate segment primarily provides management services to our operating segments, and includes results of our captive insurance provider, which primarily administers claims reinsured by third-party carriers. Results of our insurance brokerage services business are also included in our Corporate segment.

The reportable segments follow the same accounting policies as our consolidated financial statements described in Note 2. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented. As a result of certain reporting changes that became effective December 31, 2011, we reclassified certain 2011 amounts to conform to the current reportable segments of the Company.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

Financial information relating to reportable segments was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Total assets:
Southern California	$184,294	$176,999
San Diego	121,314	127,438
Northern California	216,664	219,734
Mountain West	301,987	351,050
South West	109,408	105,621
Other	5,518	4,313

Total homebuilding assets	939,185	985,155
Corporate	353,515	342,961

Total assets	$1,292,700	$1,328,116

	March 31, 2012	December 31, 2011
	(In thousands)
Inventory:
Southern California	$145,072	$142,877
San Diego	103,558	105,595
Northern California	201,035	204,901
Mountain West	243,075	256,685
South West	74,477	71,289
Other	3,517	2,463

Total homebuilding inventory	770,734	783,810
Corporate	0	0

Total inventory	$770,734	$783,810

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
Southern California	$26,379	$19,773
San Diego	14,107	5,761
Northern California	25,960	15,855
Mountain West	18,594	13,154
South West	19,515	18,168
Other	805	1,091

Total homebuilding revenues	105,360	73,802
Corporate	243	257

Total revenues	$105,603	$74,059

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

	Three Months Ended March 31,
	2012	2011
	(In thousands)
(Loss) income before income taxes:
Southern California	$1,974	$(2,325)
San Diego	1	(1,299)
Northern California	817	(1,729)
Mountain West	(3,367)	(1,780)
South West	(1,657)	(2,034)
Other	(249)	(254)

Total homebuilding loss before income taxes	(2,481)	(9,421)
Corporate	1,531	880

Total loss before income taxes	$(950)	$(8,541)

19. Supplemental Guarantor Information

On May 10, 2011, SHLP and Shea Homes Funding Corp., a wholly-owned subsidiary of SHLP (collectively “SHLP Corp”), issued 8.625% senior secured notes in the aggregate principal amount of $750.0 million (the “Secured Notes”) and the outstanding obligations of the Secured Facilities were paid. Certain of SHLP’s wholly-owned direct and indirect subsidiaries guarantee the Secured Notes. Vistancia Marketing, LLC and Vistancia Construction, LLC, two of our limited liability company subsidiaries that guarantee the notes, are currently organized as single member limited liability companies under Vistancia, LLC, a non-guarantor subsidiary that is 83.3% owned by Shea Homes Southwest, Inc. However, pursuant to the terms of the Vistancia, LLC limited liability company agreement, Shea Homes Southwest, Inc. owns 100% of the economic and voting interests in Vistancia Marketing, LLC and Vistancia Construction, LLC.

The obligations under the Secured Notes are not guaranteed by any SHLP joint venture where SHLP Corp does not own 100% of the economic interest, including those that are consolidated, and the collateral securing the Secured Notes does not include a pledge of the capital stock of any subsidiary if such pledge would result in a requirement that SHLP Corp file separate financial statements with respect to such subsidiary pursuant to Rule 3-16 of Regulation S-X under the Securities Act. Presented herein are the condensed consolidated financial statements for the guarantor subsidiaries and non-guarantor subsidiaries.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

Condensed Consolidating Balance Sheet

March 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$167,638	$97,046	$13,654	$0	$278,338
Restricted cash	11,889	1,549	448	0	13,886
Investments	0	34,374	0	0	34,374
Accounts and other receivables, net	85,986	25,741	30,995	(30,455)	112,267
Receivables from related parties, net	9,269	26,046	22	0	35,337
Inventory	598,206	172,265	1,410	(1,147)	770,734
Investments in joint ventures	4,022	1,269	12,267	0	17,558
Investments in subsidiaries	667,337	84,309	97,256	(848,902)	0
Property and equipment, net	376	1,629	0	0	2,005
Other assets, net	18,747	9,417	37	0	28,201

Total assets	$1,563,470	$453,645	$156,089	$(880,504)	$1,292,700

Liabilities and equity
Liabilities:
Notes payable	$751,374	$0	$0	$0	$751,374
Payables to related parties	20	0	0	3,312	3,332
Accounts payable	24,539	11,178	329	(41)	36,005
Other liabilities	152,811	40,201	50,512	(32,366)	211,158
Intercompany	344,371	(364,155)	22,291	(2,507)	0

Total liabilities	1,273,115	(312,776)	73,132	(31,602)	1,001,869
Equity:
SHLP equity:
Owners’ equity	282,520	758,586	82,481	(841,067)	282,520
Accumulated other comprehensive income	7,835	7,835	0	(7,835)	7,835

Total SHLP equity	290,355	766,421	82,481	(848,902)	290,355
Non-controlling interests	0	0	476	0	476

Total equity	290,355	766,421	82,957	(848,902)	290,831

Total liabilities and equity	$1,563,470	$453,645	$156,089	$(880,504)	$1,292,700

(a)	Includes Shea Homes Funding Corp., whose financial position at March 31, 2012 was not material.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

Condensed Consolidating Balance Sheet

December 31, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$157,511	$96,100	$14,755	$0	$268,366
Restricted cash	11,747	1,538	433	0	13,718
Investments	0	32,428	0	0	32,428
Accounts and other receivables, net	94,949	22,208	39,520	(35,988)	120,689
Receivables from related parties, net	8,147	26,753	25,323	0	60,223
Inventory	574,832	173,333	36,857	(1,212)	783,810
Investments in joint ventures	4,141	1,265	12,464	0	17,870
Investments in subsidiaries	698,886	85,118	98,555	(882,559)	0
Property and equipment, net	380	1,612	0	0	1,992
Other assets, net	18,851	10,057	112	0	29,020

Total assets	$1,569,444	$450,412	$228,019	$(919,759)	$1,328,116

Liabilities and equity
Liabilities:
Notes payable	$751,457	$0	$599	$0	$752,056
Payables to related parties	0	0	1	2,342	2,343
Accounts payable	30,781	15,453	377	(548)	46,063
Other liabilities	140,992	36,954	58,931	(37,226)	199,651
Intercompany	345,311	(365,259)	21,714	(1,766)	0

Total liabilities	1,268,541	(312,852)	81,622	(37,198)	1,000,113
Equity:
SHLP equity:
Owners’ equity	294,511	756,872	119,297	(876,169)	294,511
Accumulated other comprehensive income	6,392	6,392	0	(6,392)	6,392

Total SHLP equity	300,903	763,264	119,297	(882,561)	300,903
Non-controlling interests	0	0	27,100	0	27,100

Total equity	300,903	763,264	146,397	(882,561)	328,003

Total liabilities and equity	$1,569,444	$450,412	$228,019	$(919,759)	$1,328,116

(b)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2011 was not material.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$67,786	$36,327	$1,490	$0	$105,603
Cost of sales	(54,206)	(30,707)	(186)	64	(85,035)

Gross margin	13,580	5,620	1,304	64	20,568
Selling expenses	(5,379)	(2,992)	(981)	0	(9,352)
General and administrative expenses	(5,604)	(2,051)	(596)	0	(8,251)
Equity in income (loss) from joint ventures, net	129	(24)	(38)	0	67
Equity in income (loss) from subsidiaries	3,751	(853)	(1,277)	(1,621)	0
Interest expense	(5,958)	(326)	(4)	0	(6,288)
Other income (expense), net	(926)	1,845	1,451	(64)	2,306

(Loss) income before income taxes	(407)	1,219	(141)	(1,621)	(950)
Income tax benefit (expense)	(4)	752	4	0	752

Net (loss) income	(411)	1,971	(137)	(1,621)	(198)
Less: Net income attributable to non-controlling interests	0	0	(213)	0	(213)

Net (loss) income attributable to SHLP	$(411)	$1,971	$(350)	$(1,621)	$(411)

Comprehensive income (loss)	$1,032	$3,414	$(137)	$(3,064)	$1,245

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$60,787	$10,709	$2,563	$0	$74,059
Cost of sales	(52,522)	(9,251)	(1,721)	48	(63,446)

Gross margin	8,265	1,458	842	48	10,613
Selling expenses	(5,339)	(1,595)	(1,284)	0	(8,218)
General and administrative expenses	(6,195)	(1,487)	(541)	0	(8,223)
Equity in loss from joint ventures	(202)	(7)	(184)	0	(393)
Equity in loss from subsidiaries	(229)	(732)	(707)	1,668	0
Interest expense	(3,739)	(212)	0	0	(3,951)
Other income (expense), net	(847)	1,678	848	(48)	1,631

Loss before income taxes	(8,286)	(897)	(1,026)	1,668	(8,541)
Income tax benefit (expense)	(3)	354	(10)	0	341

Net loss	(8,289)	(543)	(1,036)	1,668	(8,200)
Less: Net income attributable to non-controlling interests	0	0	(89)	0	(89)

Net loss attributable to SHLP	$(8,289)	$(543)	$(1,125)	$1,668	$(8,289)

Comprehensive (loss) income	$(7,609)	$137	$(1,036)	$988	$(7,520)

(b)	Shea Homes Funding Corp. was formed on April 26, 2011, therefore no amounts are included in any financial statement before this date.

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Condensed Consolidated Financial Statements (continued)

March 31, 2012

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(13,830)	$268	$22,583	$739	$9,760

Investing activities
Net (increase) decrease in promissory notes from related parties	282	(247)	(143)	0	(108)
Other investing activities	(146)	122	(289)	0	(313)

Net cash (used in) provided by investing activities	136	(125)	(432)	0	(421)

Financing activities
Principal payments to financial institutions and others	(402)	0	(199)	0	(601)
Intercompany	24,223	803	(24,287)	(739)	0
Other financing activities	0	0	1,234	0	1,234

Net cash provided by (used in) financing activities	23,821	803	(23,252)	(739)	633

Net increase (decrease) in cash and cash equivalents	10,127	946	(1,101)	0	9,972
Cash and cash equivalents at beginning of period	157,511	96,100	14,755	0	268,366

Cash and cash equivalents at end of period	$167,638	$97,046	$13,654	$0	$278,338

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash (used in) provided by operating activities	$(17,983)	$(14,256)	$458	$(6,389)	$(38,170)

Investing activities
Net decrease (increase) in promissory notes from related parties	(1,008)	(56)	(215)	12,606	11,327
Other investing activities	(343)	750	(799)	0	(392)

Net cash provided by (used in) investing activities	(1,351)	694	(1,014)	12,606	10,935

Financing activities
Principal payments to financial institutions and others	(20,439)	0	0	0	(20,439)
Intercompany	(29,799)	35,745	271	(6,217)	0
Other financing activities	4,317	0	(90)	0	4,227

Net cash provided by (used in) financing activities	(45,921)	35,745	181	(6,217)	(16,212)

Net (decrease) increase in cash and cash equivalents	(65,255)	22,183	(375)	0	(43,447)
Cash and cash equivalents at beginning of period	99,511	54,393	12,970	0	166,874

Cash and cash equivalents at end of period	$34,256	$76,576	$12,595	$0	$123,427

(b)	Shea Homes Funding Corp. was formed on April 26, 2011, therefore no amounts are included in any financial statement before this date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in the Prospectus.

RESULTS OF OPERATIONS

The tabular homebuilding operating data presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes data for SHLP and its wholly-owned subsidiaries and consolidated joint ventures. Data for our unconsolidated joint ventures is presented separately where indicated. Our ownership in unconsolidated joint ventures varies, but is generally less than or equal to 50%.

Our homebuilding business, which is responsible for nearly all our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up and active adult homebuyers. Our homebuilding business also provides management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follows:

•	Southern California, comprised of communities in Los Angeles, Ventura, Orange, Riverside and San Bernardino Counties;
•	San Diego, comprised of communities in San Diego County, California;
•	Northern California, comprised of communities in northern and central California;
•	Mountain West, comprised of communities in Colorado and Washington;
•	South West, comprised of communities in Arizona and Nevada; and
•	Other, comprised primarily of communities in Florida.

In accordance with ASC 280, Segment Reporting, in determining the most appropriate aggregation of our homebuilding communities, we also considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.

Our Corporate segment primarily provides management services to our operating segments, and includes results of our captive insurance provider, which primarily administers claims reinsured by third-party carriers. Results of our insurance brokerage services business are also included in our Corporate segment.

Overview

The operating results experienced in the second half of 2011 continued to improve in the first quarter of 2012, most notably, as compared to the first quarter of 2011, a 44% increase in new home sales orders, a 56% increase in new home orders per community, a 31% increase in homes closed and a 43% increase in homebuilding revenues. Gross margin as a percentage of revenues also improved 36%, from 14.3% to 19.5%. Furthermore, we believe we are positioned to take advantage of the housing market recovery. We have $312.7 million in cash and investments and continue to invest in land opportunities in desirable locations to supplement our favorable land positions. In 2012, for the second year in a row, Shea Homes was honored as one of 50 top consumer brands to be named a “Customer Service Champion” by J.D. Power Associates, which should further differentiate our brand while lowering selling costs from increased referrals.

For the three months ended March 31, 2012, net loss attributable to SHLP was $(0.4) million compared to $(8.3) million for the three months ended March 31, 2011. This decrease was primarily attributable to $10.0 million of higher gross margin due to increased homes closed (238 homes closed in 2012 compared to 182 homes closed in 2011), offset by $1.1 million of increased selling expenses, primarily due to increased homes closed, and $2.3 million of increased interest expense, primarily due to decreased assets qualifying for interest capitalization.

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Revenues	$105,603	$74,059	43%
Cost of sales	(85,035)	(63,446)	34

Gross margin	20,568	10,613	94
Selling expenses	(9,352)	(8,218)	14
General and administrative expenses	(8,251)	(8,223)	0
Equity in income (loss) from joint ventures	67	(393)	117
Interest expense	(6,288)	(3,951)	59
Other income, net	2,306	1,631	41

Loss before income taxes	(950)	(8,541)	(89)
Income tax benefit	752	341	121

Net loss	(198)	(8,200)	(98)
Less: Net income attributable to non-controlling interests	(213)	(89)	139

Net loss attributable to SHLP	$(411)	$(8,289)	(95)%

Comprehensive income (loss)	$1,245	$(7,520)	117%

Revenues

Revenues are derived primarily from homes closed and land sales. House and land revenues are recorded at closing. Management fees from homebuilding ventures and projects are in other homebuilding revenues. Revenues generated from financial services, corporate and our captive insurance company, PIC, are in other revenues.

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Revenues:
House revenues	$100,905	$71,168	42%
Land revenues	3,963	1,873	112
Other homebuilding revenues	492	761	(35)

Total homebuilding revenues	105,360	73,802	43
Other revenues	243	257	(5)

Total revenues	$105,603	$74,059	43%

For the three months ended March 31, 2012, total revenues were $105.6 million compared to $74.1 million for the three months ended March 31, 2011. This increase was primarily attributable to a 31% increase in homes closed and an 8% increase in the average selling price (“ASP”) of homes closed.

For the three months ended March 31, 2012 and 2011, homebuilding revenues by segment were as follows:

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Southern California:
House revenues	$23,318	$19,773	18%
Land revenues	3,057	0	100
Other homebuilding revenues	4	0	100

Total homebuilding revenues	$26,379	$19,773	33%

San Diego:
House revenues	$14,104	$5,707	147%
Land revenues	0	50	(100)
Other homebuilding revenues	3	4	(25)

Total homebuilding revenues	$14,107	$5,761	145%

Northern California:
House revenues	$25,824	$15,819	63%
Land revenues	0	0	0
Other homebuilding revenues	136	36	278

Total homebuilding revenues	$25,960	$15,855	64%

Mountain West:
House revenues	$17,552	$10,815	62%
Land revenues	906	1,823	(50)
Other homebuilding revenues	136	516	(74)

Total homebuilding revenues	$18,594	$13,154	41%

South West:
House revenues	$19,302	$17,963	7%
Land revenues	0	0	0
Other homebuilding revenues	213	205	4

Total homebuilding revenues	$19,515	$18,168	7%

Other:
House revenues	$805	$1,091	(26)%
Land revenues	0	0	0
Other homebuilding revenues	0	0	0

Total homebuilding revenues	$805	$1,091	(26)%

For the three months ended March 31, 2012, total homebuilding revenues were $105.4 million compared to $73.8 million for the three months ended March 31, 2011. This increase was primarily attributable to a 31% increase in homes closed and an 8% increase in the ASP of homes closed. The increase in the ASP of homes closed was primarily attributable to product mix weighted toward higher-priced homes.

In the Southern California segment, homes closed increased 21% and the ASP of homes closed decreased 2%. The increase of homes closed was primarily due to closings from the Vantis project that was contributed to SHLP in May 2011, and a new community that opened in 2011. In the San Diego segment, homes closed and the ASP of homes closed increased 145% and 1%, respectively, primarily from existing communities. In the Northern California segment, homes closed increased 68% and the ASP of homes closed decreased 3%. The increase of homes closed is primarily due to closings from the Montage project, which was contributed to SHLP in May 2011. In the Mountain West segment, homes closed and the ASP of homes closed increased 41% and 15%, respectively, primarily from existing communities. In the South West segment, homes closed decreased 3% and the ASP of homes closed increased 11%.

For the three months ended March 31, 2012 and 2011, homes closed by segment were as follows:

	Three Months Ended March 31,
	2012	2011	% Change
Homes closed:
Southern California	47	39	21%
San Diego	27	11	145
Northern California	57	34	68
Mountain West	38	27	41
South West	65	67	(3)
Other	4	4	0

Total consolidated	238	182	31
Unconsolidated joint ventures	20	20	0

Total homes closed	258	202	28%

For the three months ended March 31, 2012 and 2011, the ASP of homes closed by segment was as follows:

	Three Months Ended March 31,
	2012	2011	% Change
ASP of homes closed:
Southern California	$496,128	$507,000	(2)%
San Diego	522,370	518,818	1
Northern California	453,053	465,265	(3)
Mountain West	461,895	400,556	15
South West	296,954	268,104	11
Other	201,250	272,750	(26)

Total consolidated	423,971	391,033	8
Unconsolidated joint ventures	309,800	338,250	(8)

Total ASP of homes closed	$415,120	$385,807	8%

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments. Gross margin for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	Gross Margin %	2011	Gross Margin %
	(Dollars in thousands)
Gross margin	$20,568	19.5%	$10,613	14.3%

For the three months ended March 31, 2012, total gross margin was $20.6 million compared to $10.6 million for the three months ended March 31, 2011. This increase was primarily attributable to increased homes closed and higher margins resulting from increased ASP of homes closed.

Gross margin by segment for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	Gross Margin %	2011	Gross Margin %
	(Dollars in thousands)
Gross margin:
Southern California	$6,133	23.2%	$1,368	6.9%
San Diego	3,318	23.5	911	15.8
Northern California	6,515	25.1	3,383	21.3
Mountain West	1,475	7.9	2,559	19.5
South West	2,768	14.2	1,958	10.8
Other	116	14.4	177	16.2
Corporate	243	0	257	0

Total gross margin	$20,568	19.5%	$10,613	14.3%

Impairment is primarily attributable to lower home prices driven by increased incentives and price reductions in response to weak demand and economic conditions, including foreclosures, higher unemployment, lower consumer confidence and tighter mortgage credit standards. The decrease in impairment from March 31, 2011 was the result of price stabilization in the housing market. Impairment by segment and type for the three months ended March 31, 2012 and 2011 was as follows:

	XXXXXX	XXXXXX	XXXXXX
	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Impairment by segment:
Southern California	$0	$0	0%
San Diego	0	0	0
Northern California	0	0	0
Mountain West	0	0	0
South West	0	618	(100)
Other	0	0	0

Total impairment	$0	$618	(100)%

Impairment by type:
Inventory	$0	$618	(100)%
Joint venture	0	0	0

Total impairment	$0	$618	(100)%

Selling, General and Administrative Expense

Selling, general and administrative expense for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Total homebuilding revenues	$105,360	$73,802	43%

Selling expense	$9,352	$8,218	14%

% of total homebuilding revenues	8.9%	11.1%	(20)%

General and administrative expense	$8,251	$8,223	0%

% of total homebuilding revenues	7.8%	11.2%	(30)%

Total selling, general and administrative expense	$17,603	$16,441	7%

% of total homebuilding revenues	16.7%	22.3%	(25)%

Selling Expense

For the three months ended March 31, 2012, selling expense was $9.4 million compared to $8.2 million for the three months ended March 31, 2011. This increase was primarily attributable to a 43% increase in homebuilding revenues and a corresponding increase in direct selling costs and model home amortization costs.

General and Administrative Expense

For the three months ended March 31, 2012, general and administrative expense was $8.3 million compared to $8.2 million for the three months ended March 31, 2011.

Equity in Income (Loss) from Joint Ventures

Equity in income (loss) from joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in real property development.

For the three months ended March 31, 2012, equity in income (loss) from joint ventures was $0.1 million compared to $(0.4) million for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, there were no significant earnings or losses from any unconsolidated joint venture.

Interest Expense

Interest expense is interest incurred and not capitalized. For the three months ended March 31, 2012 and 2011, most interest incurred was capitalized to inventory and some expensed.

For the three months ended March 31, 2012, interest expense was $6.3 million compared to $4.0 million for the three months ended March 31, 2011. This increase was primarily attributable to fewer assets qualifying for interest capitalization, offset by lower interest incurred. The decrease in interest incurred was the result of a higher effective interest rate on our previous notes payable, which was extinguished in May 2011 and replaced by new senior secured notes.

Other Income, Net

Other income, net is comprised of interest income, gains (losses) on investments and other income (expense). Interest income is primarily from related party notes receivable, investments and interest bearing cash accounts.

For the three months ended March 31, 2012 and 2011, other income, net was as follows:

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Other income, net:
Interest income	$1,319	$725	82%
Loan modification fee recovery	0	659	(100)
Gain on investments	23	139	(83)
Other income	964	108	792

Total other income, net	$2,306	$1,631	41%

For the three months ended March 31, 2012, other income, net was $2.3 million compared to $1.6 million for the three months ended March 31 2011. This increase was primarily attributable to increased interest income from maintaining higher cash balances in interest bearing accounts and $0.8 million of income from the deferred gain amortization related to the novation and reinsurance of our completed operations reserves in 2009.

Income Tax Benefit

At March 31, 2012 and December 31, 2011, net deferred tax assets were $36.7 million and $38.2 million, respectively, which primarily related to available loss carryforwards, inventory and marketable securities impairments, housing and land inventory basis differences and income recognition timing differences from our investment in joint ventures. At March 31, 2012 and December 31, 2011, deferred tax asset valuation fully reserved the net deferred tax asset due to the inherent uncertainty of future income. To the extent eligible taxable income exists, which allows tax benefits of these deferred tax assets to be utilized, the effective tax rate may be reduced, subject to certain limitations under Internal Revenue Code Section 382, by reducing the valuation allowance and offsetting a portion of taxable income. However, it is unlikely all net deferred tax assets will be realized.

For the three months ended March 31, 2012, income tax benefit was $0.8 million compared to $0.4 million for the three months ended March 31, 2011. This increase was primarily attributable to decreased taxable income and the reduction of certain deferred tax assets previously reserved.

Net Income Attributable to Non-Controlling Interests

We consolidate joint ventures when we have a controlling interest or, absent a controlling interest, can substantially influence its business. Net income attributable to non-controlling interests represents the share of income attributable to the parties having a non-controlling interest.

For the three months ended March 31, 2012, net income attributable to non-controlling interests was $0.2 million compared to $0.1 million for the three months ended March 31, 2011. There were no significant activities for the three months ended March 31, 2012 and 2011.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss) attributable to unrealized gains (losses) from investments, net of reclassification adjustments for realized gains and tax expense.

For the three months ended March 31, 2012 and 2011, comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2012	2011	% Change
	(Dollars in thousands)
Comprehensive Income (Loss):
Net loss	$(198)	$(8,200)	(98)%
Unrealized gains on investments, net	1,443	680	112

Total comprehensive income (loss), net	$1,245	$(7,520)	117%

SELECTED HOMEBUILDING OPERATIONAL DATA

Homes Sales Orders and Active Selling Communities

Home sales orders are contracts executed with homebuyers to purchase homes and are stated net of cancellations. Except where market conditions or other factors justify increasing available unsold home inventory, construction of a home typically begins when a sales contract for that home is executed. Therefore, recognition of a home sales order usually represents the beginning of the home’s construction cycle. Accordingly, homebuilding construction expenditures and, ultimately, homebuilding revenues and cash flow, are dependent on the timing and magnitude of home sales orders.

Active selling community is a designation of a sales office that advertises, markets and sells homes for a new home community. Sales offices in communities near the end of their sales cycle are not designated as an active selling community. Active selling community is a designation similar to a store or sales outlet and is used to measure home sales order results on a per active selling community basis. Presentation of home sales orders per active selling community is a means of assessing sales growth or reductions across communities with a common analytical measurement. The average number of active selling communities for a particular period represents the aggregate number of active selling communities in operation at the end of each month in such period divided by the number of months in such period.

For the three months ended March 31, 2012 and 2011, home sales orders, net of cancellations, were as follows:

	Three Months Ended March 31,
	2012	2011	% Change
Home sales orders, net:
Southern California	70	80	(13)%
San Diego	53	40	33
Northern California	121	42	188
Mountain West	89	58	53
South West	154	120	28
Other	12	6	100

Total consolidated	499	346	44
Unconsolidated joint ventures	43	39	10

Total home sales orders, net	542	385	41%

For the three months ended March 31, 2012 and 2011, active selling communities were as follows:

	Three Months Ended March 31,
	2012	2011	% Change
Average number of active selling communities:
Southern California	10	12	(17)%
San Diego	11	10	10
Northern California	15	12	25
Mountain West	13	13	0
South West	19	27	(30)
Other	3	3	0

Total consolidated	71	77	(8)
Unconsolidated joint ventures	12	13	(8)

Total average number of active selling communities	83	90	(8)%

For the three months ended March 31, 2012, consolidated home sales orders and average number of consolidated active selling communities were 499 and 71, respectively, compared to 346 and 77, respectively, for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, consolidated home sales order per active selling community were 7.0 and 4.5, respectively.

Sales Order Backlog and Cancellation Rates

Sales order backlog represents homes sold and under contract to be built, but not closed. Backlog sales value is the revenue anticipated to be realized at closing. A home is sold when a sales contract is signed by the seller and buyer and upon receipt of a prerequisite deposit. A home is closed when all conditions of escrow are met, including delivery of the home, title passage, and appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. A sold home is classified “in backlog” during the time between its sale and close. During that time, construction costs are generally incurred to complete the home except where market conditions or other factors justify increasing available unsold home inventory. Backlog is therefore an important performance measurement in analysis of cash outflows and inflows. However, because sales order contracts can be cancelled by the buyer in certain circumstances, not all homes in backlog will result in closings.

At March 31, 2012 and 2011, sales order backlog was as follows:

	Homes		Sales Value		ASP
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
			(In thousands)		(In thousands)
Backlog:
Southern California	82	118	$38,831	$65,469	$474	$555
San Diego	65	71	27,037	36,697	416	517
Northern California	169	84	85,626	43,483	507	518
Mountain West	146	91	63,873	42,631	437	468
South West	241	200	64,259	54,422	267	272
Other	19	8	4,273	1,688	225	211

Total consolidated	722	572	283,899	244,390	393	427
Unconsolidated joint ventures	57	41	17,917	12,154	314	296

Total backlog	779	613	$301,816	$256,544	$387	$419

For the three months ended March 31, 2012 and 2011, cancellation rates were as follows:

	Three Months Ended March 31,
	2012	2011
Cancellation rates:
Southern California	14%	15%
San Diego	31	29
Northern California	8	22
Mountain West	14	21
South West	13	17
Other	20	0

Total consolidated	15%	19%
Unconsolidated joint ventures	12	17

Total cancellation rates	14%	19%

Land and Homes in Inventory

Inventory is comprised of housing projects under development, land under development, land held for future development, deposits and pre-acquisition costs. As land is acquired and developed, and homes are constructed, the underlying costs are capitalized to inventory. As homes and land transactions close, these costs are relieved from inventory and charged to cost of sales.

As land is acquired and developed, each parcel is assigned a lot count. For parcels of land, an estimated number of lots are added to inventory once entitlement occurs. Occasionally, when the intended use of a parcel changes, lot counts are adjusted. As homes and land are sold, lot counts are reduced. Lots are categorized as (i) those owned, (ii) those controlled (which includes a contractual right to purchase) or (iii) those owned or controlled through unconsolidated joint ventures. The status of each lot is identified by land held for development, land under development, lots available for construction, homes under construction, completed homes and models. Homes under construction and completed homes are also classified as sold or unsold.

At March 31, 2012, December 31, 2011 and March 31, 2011, total lots owned or controlled were as follows:

	March 31, 2012	December 31, 2011	% Change from December 31, 2011	March 31, 2011	% Change from March 31, 2011
Lots owned or controlled by segment:
Southern California	1,197	1,241	(4)%	1,375	(13)%
San Diego	752	774	(3)	866	(13)
Northern California	3,968	3,927	1	3,409	16
Mountain West	9,988	9,910	1	9,062	10
South West	1,846	1,854	0	1,737	6
Other	52	56	(7)	79	(34)

Total consolidated	17,803	17,762	0	16,528	8
Unconsolidated joint ventures	1,956	1,976	(1)	7,708	(75)

Total lots owned or controlled	19,759	19,738	0%	24,236	(18)%

Lots owned or controlled by ownership type:
Lots owned	9,977	9,722	3%	9,246	8%
Lots optioned or subject to contract	7,826	8,040	(3)	7,282	7
Unconsolidated joint venture lots	1,956	1,976	(1)	7,708	(75)

Total lots owned or controlled	19,759	19,738	0%	24,236	(18)%

At March 31, 2012, total consolidated lots owned or controlled was consistent with December 31, 2011 and increased 8% from March 31, 2011. From March 31, 2011, the increase in the Northern California segment was attributable to the contribution of a project from JFSCI in May 2011 as a partial pay down of the loan receivable from JFSCI, offset by homes closed. In addition, the increase from March 31, 2011 in the Mountain West segment was due to the distribution of land in April 2011 from an unconsolidated joint venture.

At March 31, 2012, December 31, 2011 and March 31, 2011, total homes under construction and completed homes were as follows:

	March 31, 2012	December 31, 2011	% Change from December 31, 2011	March 31, 2011	% Change from March 31, 2011
Homes under construction:
Sold	387	225	72%	310	25%
Unsold	103	112	(8)	154	(33)

Total consolidated	490	337	45	464	6
Unconsolidated joint ventures	39	28	39	51	(24)

Total homes under construction	529	365	45%	515	3%

Completed homes:(a)
Sold(b)	50	51	(2)%	44	14%
Unsold	51	68	(25)	61	(16)

Total consolidated	101	119	(15)	105	(4)
Unconsolidated joint ventures	19	18	6	21	(10)

Total completed homes	120	137	(12)%	126	(5)%

(a)	Excludes model homes.
(b)	Sold but not closed.

Our inventory balance is comprised primarily of residential land that is in varying degrees of development and includes finished lots, land under development and land held for future development. Our business is primarily the sale of finished homes but includes acquisition and sale of lots and land in various stages of development. We frequently revise our business plan in response to market changes and as opportunities for such acquisitions and sales arise. The expected delivery of inventory at March 31, 2012 was as follows:

	Delivery of inventory
	Total March 31, 2012	Less Than 1 Year	1 – 3 Years	3 – 5 Years	5 – 10 Years	After 10 Years
	(In thousands)
Southern California	$145,072	$36,299	$55,847	$40,836	$10,467	$1,623
San Diego	103,558	34,646	55,729	13,183	0	0
Northern California	201,035	52,705	59,404	40,330	48,267	329
Mountain West	243,075	49,820	56,663	42,856	55,836	37,900
South West	74,477	38,453	28,939	2,255	2,183	2,647
Other	3,517	3,064	453	0	0	0

Total inventory	$770,734	$214,987	$257,035	$139,460	$116,753	$42,499

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs are funded from homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. We do not have a revolving credit facility to fund short-term cash liquidity needs. At March 31, 2012, cash and cash equivalents were $278.3 million, restricted cash was $13.9 million and total debt was $751.4 million, compared to cash and cash equivalents of $268.4 million, restricted cash of $13.7 million and total debt of $752.1 million at December 31, 2011. Restricted cash includes cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds.

Based on our financial condition, we believe cash from operations will be sufficient to provide for our cash requirements in the next twelve months. In evaluating this sufficiency, we considered the expected cash flow to be generated by homebuilding operations and our current cash position, compared to anticipated cash requirements for interest payments on the Secured Notes, land purchase commitments, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

•	Strategic land acquisitions that meet our investment and marketing standards, including the quick turn of assets;

•	Strict control and limitation of unsold home inventory and avoidance of excessive and untimely use of cash;

•	Pre-qualification of homebuyers, timely commencement of home construction thereon and avoidance of cancellations and creation of unsold inventory;

•	Reduced construction cycle times, prompt closings of homes and improved cash flow thereon; and

•	Maintenance of sufficient cash that, depending on market conditions, will be available to acquire land and increase our active selling communities.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our use of the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS. We expect the Tax Court will schedule a trial for July 2012. The resolution of this matter, either through settlement or adjudication, may require payments (a) from SHI to the IRS and the applicable state taxing authorities for its income tax liability and interest and (b) from SHLP to its partners pursuant to the Tax Distribution Agreement for their liability attributable to SHLP’s income taxes and interest. We expect our position will prevail, but for adjudication contrary to our position, the total amount of the SHI’s payment to the IRS and applicable state taxing authorities could be up to $60 million and the required distributions to SHLP’s partners pursuant to the Tax Distribution Agreement could be up to $103 million.

The indenture governing the notes restricts SHLP’s ability to make distributions to its partners pursuant to the Tax Distribution Agreement in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI in the amount of such excess. The initial Maximum CCM Payment is $70.0 million, which amount will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of CCM and payments made by SHLP on certain guarantee obligations described in the indenture. Payments of CCM-related tax liabilities by SHLP pursuant to the Tax Distribution Agreement or by SHI will not impact our Consolidated Fixed Charge Coverage Ratio (as defined below) or our ability to incur additional indebtedness under the terms of the indenture governing the notes.

SHLP and SHI expect to pay any CCM-related tax liability from existing cash, cash from operations and, to the extent SHLP is required by the Tax Distribution Agreement to pay amounts in excess of the Maximum CCM Payment, from cash equity contributions by JFSCI. However, cash from homebuilding operations may be insufficient to cover such payments. See “Risk Factors—The IRS has disallowed certain income recognition methodologies. If we are unsuccessful in appealing this decision, we could become subject to a substantial tax liability from previous years” and “Risk Factors—Under our Tax Distribution Agreement, we are required to make distributions to our equity holders from time to time based on their ownership in SHLP, which is a limited partnership and, under certain circumstances, those distributions may occur even if SHLP does not have taxable income.”

We are unable to extend our evaluation of the sufficiency of our liquidity beyond twelve months, and we cannot assure in the future our homebuilding operations will generate sufficient cash flow to enable us to grow our business, service indebtedness, make payments toward land purchase commitments, or fund joint ventures. For more information, see “Risk Factors—Our ability to generate sufficient cash or access other limited sources of liquidity to operate our business and service our debt depends on many factors, some of which are beyond our control” and “Risk Factors—We have a significant number of contingent liabilities, and if any are satisfied by us, could have a material adverse effect on our liquidity and results of operations.”

The following table presents cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$9,760	$(38,170)
Investing activities	(421)	10,935
Financing activities	633	(16,212)

Net increase (decrease) in cash	$9,972	$(43,447)

Cash from Operating Activities

For the three months ended March 31, 2012, cash provided by (used in) operating activities was $9.8 million compared to $(38.2) million for the three months ended March 31, 2011. This increase was primarily attributable to an increase in cash receipts from homes closed, reduced inventory spending and reduced payments of accounts payable for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Cash from Investing Activities

For the three months ended March 31, 2012, cash (used in) provided by investing activities was $(0.4) million compared to $10.9 million for the three months ended March 31, 2011. This decrease was primarily attributable to collections received on notes receivable from related parties, primarily JFSCI, for the three months ended March 31, 2011. The payment from JFSCI was used for the payment on the Company’s Secured Facilities (see “Cash from Financing Activities” below).

Cash from Financing Activities

For the three months ended March 31, 2012, cash provided by (used in) financing activities was $0.6 million compared to $(16.2) million for the three months ended March 31, 2011. This increase was primarily attributable to a $(20.0) million principal prepayment of the Company’s Secured Facilities in January 2011, offset by amortization of the notes payable discount and accrued interest of the Secured Facilities for the three months ended March 31, 2011. For the three months ended March 31, 2012, $1.4 million of net contributions from non-controlling interests was partially offset by $0.6 million in principal payments on promissory notes payable.

Notes Payable

At March 31, 2012 and December 31, 2011, notes payable were as follows:

	March 31, 2012	December 31, 2011
Notes payable:
Senior secured notes	$750,000	$750,000
Other secured promissory notes	1,374	2,056

Total notes payable	$751,374	$752,056

On May 10, 2011, 8.625% senior secured notes were issued in the aggregate principal amount of $750.0 million (the “Secured Notes”) and the outstanding obligations of the Company’s previous secured notes payable and senior secured subordinated notes payable (the “Secured Facilities”) were paid. Principal and interest paid under the Secured Facilities was $779.6 million and $2.5 million, respectively. Concurrent with the payoff of the Secured Facilities, an $88.4 million loss on debt extinguishment was recognized.

The Secured Notes were issued pursuant to Rule 144A and Regulation S, with registration rights. The registration of the Secured Notes with the SEC and the exchange of Secured Notes issued under the Securities Act was completed on

May 4, 2012. The Secured Notes bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. At March 31, 2012 and December 31, 2011, accrued interest was $24.3 million and $8.1 million, respectively.

The indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with affiliates.

The indenture governing the Secured Notes provides we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the indenture governing the Secured Notes) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the indenture governing the Secured Notes as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the indenture governing the Secured Notes) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the indenture governing the Secured Notes) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the indenture governing the Secured Notes. At March 31, 2012, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the indenture governing the Secured Notes, was 1.14.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, including specific performance requirements that may require us to purchase land when a land seller meets certain obligations, and purchase obligations for water system connection rights. At March 31, 2012, there were no material changes to contractual obligations from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2011 included in the Prospectus.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts as a method of acquiring large tracts of land in smaller parcels to better manage financial and market risk of holding land and to reduce use of funds. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at a predetermined price. However, the purchase price may not be determinable and payable until the land or lots are sold. In such instances, an estimated purchase price is not included in the total remaining purchase price. At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller. However, purchase contracts can contain specific performance clauses that require us to purchase a specified number of lots at predetermined prices upon satisfaction of certain requirements by the seller and Company.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At March 31, 2012, we had $14.1 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $205.1 million, compared to $16.4 million and $211.9 million, respectively, at December 31, 2011. At March 31, 2012, $83.5 million of the $205.1 million remaining purchase price on such option contracts was subject to specific performance clauses, consistent with December 31, 2011. These specific performance option contracts were reflected in the applicable community’s future cash flow projections, which serve as the basis for the community’s impairment evaluation. For the three months ended March 31, 2012 and 2011, no impairments were recorded at communities with specific performance option contracts.

Water System Connection Rights

In certain consolidated homebuilding projects, we have contractual obligations to purchase and receive water system connection rights which, at March 31, 2012, were $36.7 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures for the following purposes:

•	leveraging our capital base;

•	managing financial and market risks of holding land;

•	establishing strategic alliances;

•	accessing lot positions; and

•	expanding market share.

These joint ventures typically obtain secured acquisition, development and construction financing, each designed to reduce use of funds. In response to weak homebuilding market conditions, the number of joint ventures in which we participate and their underlying debt have significantly decreased.

At December 31, 2011, our consolidated joint venture, Shea Colorado, LLC (“SCLLC”), had investments in unconsolidated joint ventures, which unconsolidated joint ventures had $14.0 million of bank and seller financing notes payable secured by real property and $40.9 million of notes payable with joint ventures’ partners, of which $15.4 million was secured by real property. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s investments in these unconsolidated joint ventures were excluded from the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

At March 31, 2012, total unconsolidated joint ventures’ notes payable were $47.5 million and included $40.2 million of bank and seller financing notes payable secured by real property and $7.3 million of notes payables with joint ventures’ partners. At December 31, 2011, total unconsolidated joint ventures’ notes payable were $103.7 million and included $55.4 million of bank and seller financing notes payable secured by real property and $48.3 million of notes payable to joint ventures’ partners, of which $15.4 million was secured by real property. In addition, at March 31, 2012 and December 31, 2011, we had an indirect 12.3% effective ownership in a joint venture having bank notes payable secured by real property of $7.2 million, in which we have not provided guarantees.

At March 31, 2012 and December 31, 2011, of the $40.2 million and $55.4 million in our unconsolidated joint ventures’ outstanding bank and seller financing secured notes payable, respectively, we provided guarantees on a joint and several basis for one secured note payable, which had an outstanding balance of $9.2 million and $11.2 million at March 31, 2012 and December 31, 2011, respectively. These guarantees include, but are not limited to, project completion and loan-to-value maintenance guarantees. In addition, at March 31, 2012 and December 31, 2011, we had an indemnification agreement from our joint venture partner for 90% of this secured note payable’s outstanding balance of $9.2 million and $11.2 million, respectively. At March 31, 2012 and December 31, 2011, no liabilities were recorded for these guarantees as the fair value of secured real estate assets exceeded the outstanding notes payable. At March 31, 2012 and December 31, 2011, we have not provided guarantees on bank and seller financing secured notes payable of $31.0 million and $44.2 million, respectively, or on notes payable to joint ventures’ partners of $7.3 million and $48.3 million, respectively.

Despite reductions in our joint venture portfolio, we may be required to use funds for obligations of these joint ventures, such as:

•	loans (including to replace expiring loans, to satisfy loan re-margin and land development and construction completion obligations or to satisfy environmental indemnity obligations);

•	development and construction costs;

•	indemnity obligations to surety providers;

•	land purchase obligations; and

•

dissolutions (including satisfaction of joint venture indebtedness through repayment or the assumption of such indebtedness, payments to our partners in connection with the dissolution, and the remaining costs to complete).

Guarantees, Surety Obligations and Other Contingencies

At March 31, 2012 and December 31, 2011, in addition to guarantees on our joint venture’s outstanding borrowings, an unconditional loan-to-value maintenance guarantee was provided, on a joint and several basis, for a secured development loan for Shea/Baker Ranch Associates, LLC, a related party in which we have no ownership interest. At March 31, 2012 and December 31, 2011, the loan had a $25.4 million outstanding principal balance. A liability was not recorded for this guarantee as the fair value of the secured real estate assets exceeded the outstanding notes payable.

At March 31, 2012 and December 31, 2011, joint and several non-recourse (“bad boy”) guarantees were provided for two secured permanent financing loans of related parties in which we have no ownership interest. The bad boy guarantee may become a liability for us upon a voluntary bankruptcy filing by the related party borrower or the occurrence of other “bad” acts, including fraud or a material misrepresentation by the related party borrower. At December 31, 2011, these loans had a $34.1 million outstanding principal balance. In February 2012, one loan matured and we were released as a guarantor. At March 31, 2012, the remaining loan had a $31.2 million outstanding principal balance and matures in September 2012. A liability was not recorded for this guarantee as the probability of payment on this guarantee is remote.

On May 10, 2011, concurrent with issuance of the Secured Notes, we entered into a new $75.0 million letter of credit facility. At March 31, 2012 and December 31, 2011, outstanding letters of credit against the letter of credit facility were $4.2 million and $4.2 million, respectively.

We are required to provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At March 31, 2012, we had a $68.8 million exposure in connection with $169.7 million of surety bonds issued for our projects. At December 31, 2011, we had a $71.0 million exposure in connection with $178.4 million of surety bonds issued for our projects.

We also provided indemnification for bonds issued by unconsolidated joint ventures and other related party projects in which we have no ownership interest. At March 31, 2012, we had a $29.3 million exposure in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and a $3.1 million exposure in connection with $6.9 million of surety bonds issued for related party projects. At December 31, 2011, we had a $29.3 million exposure in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and a $3.1 million exposure in connection with $6.9 million of surety bonds issued for related party projects.

Certain of our consolidated and joint ventures’ homebuilding projects utilize, and may continue to utilize, community facility district, metro-district and other local government bond financing programs to fund construction or acquisition of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. From time to time we enter into credit support arrangements where we are required to make interest and principal payments on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture. As a condition of sale, the Company effectively remains an 8.33% guarantor on certain community facility district bond obligations to which the Company must meet a calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At March 31, 2012 and December 31, 2011, the Company exceeded the minimum tangible net worth requirement.

RELATED PARTY TRANSACTIONS

In March 2012, SHLP’s entire 58% interest in SCLLC, a consolidated joint venture with Shea Properties II, LLC, a related party and the non-controlling interest, was redeemed by SCLLC. In valuing its 58% interest in SCLLC, SHLP, to ensure receipt of net assets of equal value to its ownership interest, used third-party real estate appraisals for real property held by SCLLC. The estimated fair value of the assets received by SHLP was $30.8 million. However, as the non-controlling interest is a related party under common control, the assets and liabilities received by SHLP were recorded at net book value and the difference in SHLP’s investment in SCLLC and the net book value of the assets and liabilities received was recorded to SHLP’s equity.

As consideration for the redemption, SCLLC distributed assets and liabilities to SHLP having a net book value of $24.0 million, including $2.2 million cash, a $3.0 million secured note receivable, $20.0 million of inventory and $1.2 million of other liabilities. In addition, as a result of this redemption, SCLLC is excluded from these consolidated financial statements effective March 31, 2012, which resulted in a net reduction of $41.8 million in assets and $2.0 million in liabilities, and a corresponding reduction in total equity, of which $11.6 million was attributable to SHLP and $28.2 million was attributable to non-controlling interests.

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three months ended March 31, 2012 and 2011, general and administrative expenses included $4.0 million and $4.0 million, respectively, for corporate services provided by JFSCI.

CRITICAL ACCOUNTING POLICIES

We believe there have been no significant changes to our critical accounting policies during the three months ended March 31, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2011 included in the Prospectus.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to our Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We do not have an obligation to prepay fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair market value should not have a significant impact on such debt until refinanced.

We believe there have been no significant changes to our market risks during the three months ended March 31, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2011 included in the Prospectus.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March, 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Limitations on Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all of our control issues and instances of fraud, if any, have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q, contain forward-looking statements and information relating to us that are based on beliefs of management as well as assumptions made by, and information currently available to, us. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties difficult to predict. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate.

See the “Risk Factors” section of this Quarterly Report on Form 10-Q for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause actual results to differ materially from results that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in employment levels;

•	changes in availability of financing for homebuyers;

•	changes in interest rates;

•	changes in consumer confidence;

•	changes in levels of new and existing homes for sale;

•	changes in demographic trends;

•	changes in housing demands;

•	changes in home prices;

•	elimination or reduction of tax benefits associated with owning a home;

•	litigation risks associated with home warranty and construction defect and other claims; and

•	various other factors, both referenced and not referenced in this Quarterly Report on Form 10-Q.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated, expected, intended, planned or projected. Except as required by law, we neither intend nor assume any obligation to revise or update these forward-looking statements, which speak only as of their dates.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Lawsuits, claims and proceedings have been or may be instituted or asserted against us in the normal course of business, including actions brought on behalf of various classes of claimants. We are also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices and environmental protection. As a result, we are subject to periodic examinations or inquiry by agencies that administer these laws and regulations.

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In such cases, there may exist an exposure to loss in excess of amounts accrued. In view of the inherent difficulty of predicting the outcome of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. While their outcome cannot be predicted with certainty, we believe we have appropriately reserved for these claims or matters. However, to the extent the liability arising from their ultimate resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

ITEM 1A.	RISK FACTORS

An investment in Shea Homes Limited Partnership involves risks. You should carefully consider each of the following risk factors and all other information set forth in this Quarterly Report on Form 10-Q. The following risks and the risks described elsewhere in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” could materially harm our business, financial condition, operating results, cash flow and prospects. As used below, the term “notes” refers to the outstanding 8.625% Senior Secured Notes due 2019 issued by Shea Homes Limited Partnership and Shea Homes Funding Corp. and guaranteed by certain of our subsidiaries.

We are one of a group of companies owned by the Shea family and references to “Shea Family Owned Companies” refer to these companies collectively.

Risks Relating to Us and Our Business

The homebuilding industry, which is very cyclical and affected by a variety of factors, is in a significant downturn, and its duration and ultimate severity are uncertain. A continuation or further deterioration in industry conditions or in broader economic conditions could have additional material adverse effects on our business, financial condition and results of operations.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as changes in:

•	employment and wage levels;

•	availability of financing for homebuyers;

•	interest rates;

•	a lack of consumer confidence that results in a lack of urgency to buy;

•	levels of new and existing homes for sale;

•	demographic trends;

•	housing demand; and

•	government.

These changes may occur on a national scale, like the current downturn, or may acutely affect some of the regions or markets in which we operate more than others. When adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on some other homebuilding companies that have smaller presences in such markets. Our operations in previously strong markets, particularly California and Arizona, have more adversely affected our results of operations than our other markets in the current downturn.

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties, can also reduce our ability to sell new homes, depress new home prices and reduce our margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraised values for new homes, potentially resulting in lower sales prices.

As a result of the foregoing matters, potential customers may be less willing or able to buy our homes.

The current downturn in the homebuilding industry is in its sixth year and has become one of the most severe housing downturns in U.S. history. The significant decline in demand for new homes, significant oversupply of homes on the market and significant reductions in the availability of financing for homebuyers that have marked this downturn are continuing and may continue for some time. We have experienced material reductions in our home sales and homebuilding revenues, and we have incurred material inventory impairments and losses from our joint venture interests and other write-offs. It is not clear when or if these trends will reverse or when we may return to profitability. The continuation or worsening of this downturn would have a further material adverse effect on our business, financial condition and results of operations.

Our ability to respond to the downturn is limited. Numerous home mortgage foreclosures have increased supply and driven down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders have responded to declining sales and increased cancellation rates with significant concessions, further adding to the price declines. With the decline in the values of homes and the inability of many homeowners to make their mortgage payments, the credit markets have been significantly disrupted, putting strains on many households and businesses. In the face of these conditions, the overall economy has weakened significantly, with high unemployment levels and substantially reduced consumer spending and confidence. As a result, demand for new homes remains at historically low levels.

We cannot predict the duration or ultimate severity of the current economic downturn. Nor can we provide assurance that our responses to the homebuilding downturn or the government’s attempts to address the troubles in the overall economy will be successful. Additionally, we cannot predict the timing or effect of the winding down or possible withdrawal of government intervention or support.

The reduction in availability of mortgage financing has adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

During the last four years the mortgage lending industry has experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality has caused most lenders to stop offering subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements. Fewer loan products, changes in conforming loan limits, tighter loan qualifications and a reduced willingness of lenders to provide loans make it more difficult for many buyers to finance the purchase of our homes. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers who historically made up a substantial part of our customers. These reductions in demand have adversely affected our business, financial condition and results of operations, and the duration and severity of their effects are uncertain.

The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities have required substantial injections of capital from the federal government and may require additional government support in the future. The federal government has proposed changing the nature of the relationship between Fannie Mae and Freddie Mac and the federal government and even eliminating these entities. If Fannie Mae and Freddie Mac were dissolved or if the federal government determined to stop providing liquidity support to the mortgage market, there would be a reduction in available financing from these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and new home sales.

The FHA insures mortgage loans that generally have lower down payments and, as a result, it continues to be a particularly important support for financing home purchases. In the last two years, more restrictive guidelines were placed on FHA insured loans, such as increasing minimum down payment requirements. In the near future, further restrictions are expected on FHA insured loans including, but not limited to, limitations on seller-paid closing costs and concessions. These or any other restrictions may negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

While use of down payment assistance programs by our homebuyers has decreased significantly, some customers still utilize 100% financing through programs offered by the VA and United States Department of Agriculture. There can be no assurance these or other programs will continue to be available or will be as attractive to our customers as programs currently offered, which could adversely affect our home sales.

Because most customers require mortgage financing, increases in interest rates could lower demand for our products, limit our marketing effectiveness and limit our ability to realize our backlog.

Most customers finance their home purchases through lenders providing mortgage financing. Increases in interest rates could lower demand for new homes because the mortgage costs to potential homebuyers would increase. Even if potential new homebuyers do not need financing, changes in interest rates could make it difficult to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers and fully realize our backlog because our sales contracts generally include a financing contingency which permits buyers to cancel their sales contracts if mortgage financing is unobtainable within a specified time. This contingency period is typically four to eight weeks following the date of execution of the sales contract. Exposure to such financing contingencies renders us vulnerable to changes in prevailing interest rates.

Cancellations of home sales orders in backlog may increase as homebuyers choose to not honor their contracts.

Notwithstanding our sales strategies, we experienced elevated rates of sales order cancellations in 2006 through 2008. Since 2008, our sales order cancellation rate has improved, and it is currently below our historical average for the period from 1997 to 2011. We believe the elevated cancellation rate in 2007 and 2008 was largely a result of reduced homebuyer confidence, due principally to continued price declines, growth in foreclosures and continued high unemployment. A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations. Many of these factors are beyond our control, and it is uncertain whether they will cause cancellation rates to rise in the future.

Home prices and demand in California, Arizona, Colorado, Washington, Nevada and Florida have a large impact on our results of operations because we conduct our homebuilding business in these states.

Our operations are concentrated in regions that are among the most severely affected by the current economic downturn. We conduct our homebuilding business in California, Arizona, Colorado, Washington, Nevada and Florida. Home prices and sales in these states have declined significantly since the end of 2006. These states, particularly California, continue to experience economic difficulties, including elevated levels of unemployment and precarious budget situations in state and local governments, which may materially adversely affect the market for our homes in those areas. Declines in home prices and sales in these states also adversely affect our financial condition and results of operations.

Inflation could adversely affect our business, financial condition and results of operations, particularly in a period of oversupply of homes.

Inflation can adversely affect us by increasing costs of land, materials and labor. However, we may be unable to offset these increases with higher sales prices. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may be unable to raise home prices sufficiently to keep up with the rate of cost inflation and, accordingly, our margins could decrease. Moreover, with inflation, the purchasing power of our cash resources can decline. Efforts by the government to stimulate the economy may not be successful, but have increased the risk of significant inflation and its resulting adverse effect on our business, financial condition and results of operations.

Supply shortages and risks of demand for building materials and skilled labor could increase costs and delay deliveries.

The homebuilding industry has periodically experienced significant difficulties that can affect the cost or timing of construction, and adversely impact our revenues and operating margins, including:

•	difficulty in acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live;

•	shortages of qualified labor;

•	reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;

•	shortages of materials; and

•	increases in cost of materials, particularly lumber, drywall, cement and steel, which are significant components of home construction costs.

While competitive bidding helps control labor and building material costs, the downward trend of these costs has stopped. Material manufacturers are less inclined to reduce prices, and TradePartners® labor costs are at a point where further reductions are unlikely, in fact, costs could increase and adversely affect our financial condition and results of operations.

In several of our markets in 2012 through 2013, we need to replenish our inventory of lots for construction. If the housing market recovers, the price of improved or finished lots for construction in these markets could increase, and adversely affect our financial condition and results of operations.

Elimination or reduction of the tax benefits associated with owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s federal and, in some cases, state income taxes, subject to certain limitations. If the federal government or a state government changes its income tax laws, as has been discussed, to eliminate or substantially modify these income tax deductions, the after-tax cost of owning a new home would increase for many potential customers. The resulting loss or reduction of homeowner tax deductions, if such tax law changes were enacted without offsetting provisions, would adversely affect demand for new homes.

Homebuilding is subject to home warranty and construction defect claims and other litigation risks in the ordinary course of business that can be significant. Our operating expenses could increase if we are required to pay higher insurance premiums or incur substantial litigation costs with respect to such claims and risks.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. As a consequence, we maintain liability insurance in the form of a “rolling wrap-up” insurance program which insures both us and our TradePartners®. We also record customer service and warranty reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent in these matters, we cannot provide assurance that, in the future, our insurance coverage, TradePartners® arrangements and reserves will be adequate to address all warranty and construction defect claims.

Costs of insuring against construction defect and product liability claims are high, and the amount and scope of coverage offered by insurance companies at acceptable rates is limited. The scope of coverage may continue to be limited or further restricted and may become more costly.

Increasingly in recent years, individual and class action lawsuits have been filed against homebuilders asserting claims of personal injury and property damage caused by various sources, including faulty materials and presence of mold in residential dwellings. Furthermore, decreases in home values as a result of general economic conditions may result in an increase in both non-meritorious and meritorious construction defect claims, as well as claims based on marketing and sales practices. Our insurance may not cover all of the claims arising from such issues, or such coverage may become prohibitively expensive. Notwithstanding, our annual policy limits are $50.0 million per occurrence and $50.0 million in the aggregate. If we are unable to obtain adequate insurance against these claims, we may experience litigation costs and losses that could adversely affect our financial condition and results of operations. Even if we are successful in defending such claims, we may incur significant costs.

Historically, builders have recovered a significant portion of the construction and product defect liabilities and defense costs from their subcontractors and insurance carriers. We try to minimize our liability exposure by providing a master insurance policy and requiring TradePartners® to enroll in a “rolling wrap-up” insurance policy. Insurance coverage available to us and our TradePartners® for construction and product defects is expensive and the scope of coverage is restricted. If we cannot effectively recover from our carriers, we may suffer greater losses, which could adversely affect our financial condition and results of operations.

Furthermore, a builder’s ability to recover against an insurance policy depends upon the continued solvency and financial strength of the insurance carrier issuing the policy. The states where we build homes typically limit property damage claims resulting from construction defects to those arising within an eight- to twelve-year period from close of escrow. To the extent any carrier providing insurance coverage to us or our TradePartners® becomes insolvent or experiences financial difficulty, we may be unable to recover on those policies, which could adversely affect our financial condition and results of operations.

Homebuilding is very competitive, and competitive conditions could adversely affect our business, financial condition and results of operations.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable properties, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with existing home sales, foreclosures and rental properties. In addition, consolidation of some homebuilding companies may create competitors with greater financial, marketing and sales resources with the ability to compete more effectively. New competitors may also enter our markets. These competitive conditions in the homebuilding industry can result in:

•	lower sales;

•	lower selling prices;

•	increased selling incentives;

•	lower profit margins;

•	impairments in the value of inventory and other assets;

•	difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices or terms; or

•	delays in home construction.

These competitive conditions affect our business, financial condition and results of operations. During the current downturn in the homebuilding industry, the reactions of our competitors may have reduced the effectiveness of our efforts to achieve pricing stability and reduce inventory levels.

Our success depends on the availability of suitable undeveloped land and improved lots at acceptable prices, and having sufficient liquidity to acquire such properties.

Our success in developing land and building and selling homes depends in part upon the continued availability of suitable undeveloped land and improved lots at acceptable prices. Availability of undeveloped land and improved lots for purchase at favorable prices depends on many factors beyond our control, including risk of competitive over-bidding and restrictive governmental regulation. Should suitable land become less available, the number of homes we may be able to build and sell would be reduced, which would reduce revenue and profits. In addition, our ability to purchase land depends upon us having sufficient liquidity. We may be disadvantaged in competing for land due to our debt obligations, limited cash resources, inability to incur further debt and, as a result, more limited access to capital compared to publicly traded competitors.

Poor relations with the residents of our communities could adversely impact sales, which could cause revenues or results of operations to decline.

Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with development or operation of their communities. Efforts to resolve these issues or disputes could be unsatisfactory to the affected residents and subsequent actions by these residents could adversely affect our reputation or sales. In addition, we could be required to incur costs to settle these issues or disputes or to modify our community development plans, which could adversely affect our financial condition and results of operations.

If we are unable to develop our communities successfully or within expected timeframes, results of operations could be adversely affected.

Before a community generates revenues, time and capital are required to acquire land, obtain development approvals and construct project infrastructure, amenities, model homes and sales facilities. Our inability to successfully develop and market our communities and to generate cash flow from these operations in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

Our business is seasonal in nature and quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. We typically achieve our highest new home sales orders in the spring and summer, although new homes sales order activity is also highly dependent on the number of active selling communities and the timing of new community openings. Because it typically takes us three to eight months to construct a new home, we deliver a greater number of homes in the second half of the calendar year as sales orders convert to home deliveries. As a result, our revenues from homebuilding operations are higher in the second half of the year, particularly in the fourth quarter, and we generally experience higher capital demands in the first half of the year when we incur construction costs. If, due to construction delays or other causes, we cannot close our expected number of homes in the second half of the year, our financial condition and full year results of operations may be adversely affected.

We may be adversely affected by weather conditions and natural disasters.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, snow storms, landslides, wildfires, volcanic activity, droughts and floods can harm our homebuilding business and delay home closings, increase the cost or availability of materials or labor, or damage homes under construction. In addition, the climates and geology of many of the states where we operate present increased risks of adverse weather or natural disasters. In particular, a large portion of our homebuilding operations are concentrated in California, which is subject to increased risk of earthquakes. Any such events or any business interruption caused thereon could have a material adverse effect on our business, financial condition and results of operations.

Utility and resource shortages or rate fluctuations could have an adverse effect on operations.

Our communities have experienced utility and resource shortages, including significant changes to water availability and increases in utility and resource costs. Shortages of natural resources, particularly water, may make it more difficult to obtain regulatory approval of new developments. We may incur additional costs and be unable to complete construction as scheduled if these shortages and utility rate increases continue. Furthermore, these shortages and utility rate increases may adversely affect the regional economies where we operate, which may reduce demand for our homes.

In addition, costs of petroleum products, which are used to deliver materials and transport employees, fluctuate and may increase due to geopolitical events or accidents. This could also result in higher costs for products utilizing petrochemicals, which could adversely affect our financial condition and results of operations.

The IRS has disallowed certain income recognition methodologies. If we are unsuccessful in appealing this decision, we could become subject to a substantial tax liability from previous years.

Since 2002, Shea Homes Inc. (“SHI”) and Shea Homes Limited Partnership (“SHLP”) have used the “completed contract method” of accounting (the “CCM”) to recognize taxable income or loss with respect to the majority of their respective homebuilding operations. The CCM allows SHI and SHLP to defer taxable income/loss recognition from their homebuilding operations until projects are substantially complete, rather than annually based on the sale of individual homes to buyers of those homes. The Internal Revenue Service (the “IRS”) has assessed a tax deficiency against SHLP and SHI contending they did not accurately and appropriately apply the relevant U.S. Treasury Regulations in calculating their respective homebuilding projects’ income/loss pursuant to the CCM for years 2004 through 2008, and years 2003 through 2008, respectively. SHI and SHLP believe their use of the CCM complies with the relevant regulations and have filed a petition with the United States Tax Court to challenge the IRS position. If, contrary to our expectations, the IRS should prevail in this matter, SHI and SHLP would be required to recognize income for prior years that would otherwise be deferred until future years. With respect to SHI, this earlier recognition of income could result in a tax liability of up to $60 million (federal and state income taxes inclusive of interest). With respect to SHLP, the earlier recognition of income could result in the owners of SHLP incurring an additional tax liability of up to $103 million (federal and state income taxes inclusive of interest) for the years at issue, and SHLP would be required to make a distribution to its owners to pay a portion of such tax liability. The indenture governing our notes restricts SHLP’s ability to make such distributions in excess of a specified amount determined by a formula, unless SHLP receives a cash equity contribution from JFSCI in the amount of such excess. Such potential additional taxes imposed on SHI and tax distributions by SHLP may have a material adverse effect on the financial condition and results of operations of SHI and SHLP, respectively, which could compromise our ability to service our debt, including our notes.

Under our Tax Distribution Agreement, we are required to make distributions to our equity holders from time to time based on their ownership in SHLP, which is a limited partnership and, under certain circumstances, those distributions may occur even if SHLP does not have taxable income.

Under our Tax Distribution Agreement, SHLP will be required to make cash distributions to the partners of SHLP (or their direct or indirect holders) for taxable income allocated to them in connection with their ownership interests in SHLP. In addition, SHLP will be required under the Tax Distribution Agreement to provide tax distributions to the partners of SHLP (or their direct or indirect holders) for any additional taxable income allocated to them as a result of any audit, tax proceeding or tax contest arising from or in connection with any tax position taken by SHLP (or any entity treated as a “pass-through” entity under U.S. federal income tax principles in which SHLP has an ownership interest). If any audit, proceeding or contest in connection with years prior to 2011 (including those related to the CCM) ultimately results in an increase in taxable income allocated to our partners, or any disallowance of losses or deductions previously allocated to our partners, then we would be required to make additional tax distributions to them, even if the audit, proceeding or contest resulted in a reduction of a tax loss previously allocated for such period and no taxable income had been previously allocated to them for such period or would be so allocated after such reduction. Any distribution under the Tax Distribution Agreement could have a material adverse effect on our business, financial condition and results of operations, which could compromise our ability to service our debt, including our notes.

Our ability to generate sufficient cash or access other limited sources of liquidity to operate our business and service our debt depends on many factors, some of which are beyond our control.

Our ability to make payments on our notes and to fund land acquisition, development and construction costs depends on our ability to generate sufficient cash flow, which is subject to general economic, financial, competitive, legislative and regulatory factors and other factors beyond our control. We cannot assure we will generate sufficient cash flow from operations to pay principal and interest on our notes or fund operations. As a result, we may need to refinance all or a portion of our debt, including our notes, on or before the maturity thereof, or incur additional debt. We cannot assure we will be able to do so on favorable terms, if at all. If we are unable to timely refinance our debt, we may need to dispose of certain assets, minimize capital expenditures or take other steps that could be detrimental to our business and could reduce the value of the collateral. There is no assurance these alternatives will be available, if at all, on satisfactory terms or on terms that will not require us to breach the terms and conditions of our existing or future debt agreements. Any inability to generate sufficient cash flow, refinance debt or incur additional debt on favorable terms could have a material adverse effect on our financial condition and results of operations, and could compromise our ability to service our debt, including our notes.

In addition, we use letters of credit and surety bonds to secure our performance under various construction and land development agreements, escrow agreements, financial guarantees and other arrangements. Should our future performance or economic conditions continue to make such letters of credit and surety bonds costly or difficult to obtain or lead to us being required to collateralize such instruments to a greater extent than previously, our business, financial condition and results of operations could be adversely affected.

We have a significant number of contingent liabilities, and if any are satisfied by us, could have a material adverse effect on our financial condition and results of operations.

At March 31, 2012, contingent liabilities included:

•

$9.2 million of potential liabilities pursuant to guarantees by SHLP of outstanding debt of AGS Home Builder I, LP, an unconsolidated joint venture in which SHLP has an effective 9.1% ownership interest, of which SHLP’s joint venture partners, certain investment funds managed by Angelo Gordon, are contractually obligated to reimburse SHLP for approximately 90% of any amounts required to be paid under such guarantees;

•

$25.4 million of potential liabilities pursuant to certain guarantees of outstanding debt of Shea/Baker Ranch Associates, LLC, a joint venture 50% owned by a Shea Family Owned Company in which SHLP has no ownership interest;

•

$31.2 million of potential liabilities pursuant to guarantees in respect of certain permanent financings of a stabilized project of other Shea Family Owned Companies in which SHLP and its subsidiaries have no ownership interest, which guarantees could be triggered by certain “bad boy” acts of the affiliated borrower, such as voluntary bankruptcy, fraud or material misrepresentation;

•

$29.3 million of remaining exposure with respect to $69.0 million of surety bond indemnifications related to unconsolidated joint ventures and $3.1 million of remaining exposure with respect to $6.9 million of surety bond indemnifications related to other Shea Family Owned Companies;

•	$68.8 million of remaining exposure in connection with $169.7 million of surety bonds issued in respect of projects of SHLP and its subsidiaries; and

•	other commitments to fund certain of our joint ventures pursuant to the agreements and organizational documents governing such joint ventures.

The amounts above do not include obligations with respect to letters of credit issued under our existing letter of credit facility as credit support for certain liabilities of our joint ventures.

Certain of our homebuilding projects utilize, and may continue to utilize, community facility district, metro-district and other local government bond financing programs to fund construction or acquisition of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. From time to time we enter into credit support arrangements where we are required to make interest and principal payments on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. If the downturn in the homebuilding industry continues and results in further declines in new home sales, taxes and assessments levied on homeowners may be insufficient to cover interest and principal obligations on these bonds and we may be required to fund these shortfalls, possibly without reimbursement, and/or accrue liabilities in connection with these credit support arrangements.

If we must satisfy any of these contingent liabilities, it could have a material adverse effect on our financial condition and results of operations.

The indenture governing our notes and our letter of credit facility contain, and any future indebtedness may contain, financial and operating restrictions that may affect our ability to operate our business.

The indenture governing our notes and our letter of credit facility do, and any future indebtedness may, contain various covenants that, among other things, limit our ability to grant certain liens to support indebtedness, invest in joint venture transactions, merge or sell assets. In addition, the indenture governing our notes and our letter of credit facility do, and any future indebtedness may, contain restrictions on our ability to incur indebtedness, enter into certain affiliate transactions and make certain distributions. These covenants could adversely affect our ability to finance our operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial. In particular, restrictions on our ability to enter into joint venture transactions may limit our ability to undertake new large scale master-planned development opportunities, including developments of our homes under the Trilogy brand, and may thereby adversely affect our growth and results of operations. In addition, these covenants may restrict our ability to meet capital commitments under our joint venture agreements, which may result in our ownership interests in the corresponding joint ventures being reduced or eliminated.

The risks associated with our land and lot inventory could adversely affect our business, financial condition and results of operations.

The risks inherent in controlling or purchasing, holding and developing land for new home construction are substantial and increase as consumer demand for housing decreases. The value of undeveloped land, building lots and housing inventories can fluctuate significantly from changing market conditions. If the fair market value of the land, lots and inventories we hold decreases, we may be required to reduce their carrying value and take significant impairment charges. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for land controlled under option or similar contracts may be put at risk. In certain circumstances, a grant of entitlements or development agreement with respect to particular land may include restrictions on the transfer of such entitlements to a buyer which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and result in reduced margins or losses in a poorly performing community or market. In the present weak market, we have recorded significant inventory impairment charges and sold homes and land for lower margins, and such conditions may persist.

Historically, our goals for the ownership and control of land were based on management’s expectations for future volume growth. In light of weak market conditions since 2006, we significantly reduced purchases of undeveloped land and land development spending, and made substantial land sales to reduce inventory to better align with our reduced rate of production. We also terminated certain land option contracts and wrote off earnest money deposits and pre-acquisition costs related to these option contracts. Because future market conditions are uncertain, we cannot provide assurance these measures will be successful in managing future inventory risks or avoiding future impairment charges. We could be limited in the amount of land we can dispose of, therefore, our cash inflows attributable to land sales may decline. Our flexibility in responding to changes in market conditions, including our ability to respond to further declines in the housing market or to benefit from a return to growth, has been reduced as the amount of our land controlled by option and similar contracts has declined.

Also, use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

In certain consolidated homebuilding projects, we have contractual obligations to purchase and receive water system connection rights which, at March 31, 2012, were $36.7 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction. The risks inherent in purchasing, controlling or holding these water system connection rights are substantial and increase as consumer demand for housing decreases. The value of these water system connection rights and their marketability can also fluctuate from changing market conditions. If the fair market value of these water system connection rights decreases, we may be required to reduce their carrying value which could adversely affect our financial condition and results of operations.

In certain consolidated homebuilding projects, we make infrastructure improvements on behalf of community facility districts and metro-districts or advance them funds for such improvements, both reimbursable to us from tax proceeds, assessments or bond financing and dependent on the district’s ability to secure capital from these sources. If the downturn in the homebuilding industry continues and results in further declines in new home sales, then taxes and assessments levied on homeowners may be insufficient to reimburse us. Furthermore, if bond financing is unavailable, these districts may be unable to reimburse us. In either case, we may be required to recognize a charge for uncollectible accounts which could adversely affect our financial condition and results of operations.

We conduct certain of our operations through unconsolidated joint ventures with independent and affiliated third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent and affiliated parties in which we do not have a controlling interest. At March 31, 2012, we had an investment of $16.7 million in these unconsolidated joint ventures and guaranteed, on a joint and several basis, $9.2 million of outstanding liabilities for projects under development by these unconsolidated joint ventures. In addition, we issue and may continue to issue letters of credit under our letter of credit facility as credit support for liabilities of our unconsolidated joint ventures.

Our investments in the unconsolidated joint ventures involve risks and are highly illiquid, and their success depends in part on our joint venture partners’ performance, which can be impacted by their financial strength and other factors. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures and, as market conditions become more challenging, it may be difficult or impossible to obtain financing for our unconsolidated joint ventures on commercially reasonable terms. Recently, due to tighter credit markets, financing for newly created unconsolidated joint ventures has been difficult to obtain. In addition, we lack a controlling interest in our unconsolidated joint ventures and, therefore, are usually unable to require our unconsolidated joint ventures sell assets or return invested capital, make additional capital contributions, or take other action without the vote of at least one venture partner. Therefore, absent partner agreement, we will be unable to liquidate our unconsolidated joint ventures investments to generate cash.

We have a significant number of affiliated entities with whom we have entered into many transactions. Our relationship with these entities could adversely affect us.

We are part of the Shea Family Owned Companies, which are operated in three major groups: homebuilding, heavy construction and commercial property development and management. Though our business forms the core of the homebuilding group, we have historically entered into many transactions with other Shea Family Owned Companies which are not part of the homebuilding group. These transactions range from management and administrative related matters to joint ventures, transfers of assets and financial guarantees and other credit support arrangements. We are currently party to many such affiliate transactions, not all of which are memorialized in formal written agreements. In the future, we will continue to be party to many of the affiliate transactions currently in existence, and it is likely we will enter into new affiliate transactions.

The homebuilding group of the Shea Family Owned Companies, which is operated largely through us, has only recently been operated as an independent business without credit support from the other Shea Family Owned Companies. If we are unable to continue to operate without such credit support, it could materially adversely affect our business, financial condition and results of operations. In addition, though we do not expect to receive new credit support from other Shea Family Owned Companies, we will still depend on our affiliates to provide us with certain management and administrative services. If these affiliates become unable to provide us with such services, we could incur significant additional costs to obtain them through other means.

Until August 2011, one of our affiliates, JFSCI, provided us with centralized cash management services. As part of this function, we engaged in related party transactions and monetary transfers to settle amounts owed. The resultant accounts receivables and payables from these transfers are paid monthly. In August 2011, we ceased our participation in the centralized cash management service and performed the function independently. In addition, SHI has an unsecured term note receivable from JFSCI (the “Intercompany Debt Balance”), which bears interest at 4%, is payable in equal quarterly installments and due May 15, 2019, and has an outstanding balance, including accrued interest, at March 31, 2012 of $25.6 million. Quarterly, we evaluate collectability of the Intercompany Debt Balance, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on this criteria, and as JFSCI applied prepayments under the note to defer future installments until February 2014, we do not presently anticipate collection risks on the Intercompany Debt Balance. However, JFSCI’s inability to honor its obligation with respect to the Intercompany Debt Balance could have a material adverse effect on our financial condition, results of operations and capital resources.

Although the Indenture prohibits us from entering into certain affiliate transactions in the future unless they are on arm’s-length terms, this prohibition is subject to many exceptions and limitations. In particular, with respect to transactions involving the transfer of real property, we will only be required to obtain third-party independent estimates of the value of such real property when the transaction involves consideration exceeding $10.0 million. With respect to all other affiliate transactions, we will only be required to obtain an independent third-party fairness opinion in connection with transactions involving consideration exceeding $5.0 million.

Finally, though the current intention with respect to the Shea Family Owned Companies is to create three independent businesses that do not provide credit support to each other, it is possible the homebuilding group would be adversely affected by future financial and other difficulties arising with respect to either the heavy construction or commercial property group. For example, if any of the Shea Family Owned Companies not a part of the homebuilding group require financial support, it is likely the attention and financial resources of the Shea family members could be diverted from us and toward the business in need of additional support. Moreover if any of the Shea Family Owned Companies becomes subject to a bankruptcy, liquidation or similar proceeding, such proceeding could have a substantial effect on our business because of the extensive nature of the transactions among the Shea Family Owned Companies. It is possible that, among other consequences:

•	any outstanding guarantee by us of indebtedness or other obligations of such Shea Family Owned Company could be called, which could adversely affect our financial condition and results of operations;

•	our receivable from JFSCI and the Intercompany Debt Balance could become uncollectible, which could have a material adverse effect on our financial condition and results of operations;

•	any existing affiliate transaction could be terminated, resulting in our inability to access needed services;

•	prior affiliate transactions could be examined and set aside, resulting in our liability to the bankruptcy or liquidation estate; and

•	such Shea Family Owned Company could be closed or sold to an unrelated buyer, resulting in a loss of any synergies from which we benefit as a member of the Shea Family Owned Companies.

The families and family trusts that own our equity interests may have interests different from yours.

Entities directly or indirectly owned by the Shea family beneficially own substantially all of the equity interests in SHLP. As a result, members of the Shea family have the ability to control SHLP and, except as otherwise provided by law or our organizational documents, to approve or disapprove matters that may be submitted to a vote of SHLP’s limited partners. Each director is a member of the Shea family or an employee of other Shea Family Owned Companies. We have been advised Shea family members do not currently plan to appoint any nonaffiliated or independent directors.

Our ownership group and their affiliates operate businesses using the Shea Homes brand that derive revenue from homebuilding and land development, including Shea Homes North Carolina, which are not owned by SHLP. We do not receive any brand licensing or sales revenue from these businesses, although in certain circumstances we provide them with management and administrative services. Certain of these affiliated entities have also engaged, and will continue to engage, in transactions with us. Shea Mortgage, Inc. (“Shea Mortgage”) derives revenue from loan fees paid by our customers. Shea Properties develops commercial properties that are sometimes built on land purchased from us, and we develop properties on land purchased from Shea Properties. In the future, we may enter into other agreements with affiliates of this group. Shea family members comprising our ownership group are not restricted from engaging in homebuilding or land development activities through independent entities.

The interests of our limited partners and owners of J.F. Shea Construction Management, Inc., our ultimate general partner, could conflict with interests of our note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of our note holders. In addition, our owners may have interests in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to our note holders. Furthermore, our owners currently own and may in the future own businesses, which may operate under the Shea Homes brand, that directly compete with our business. In addition, although the indenture governing our notes contains a covenant limiting transactions with affiliates, this covenant has a number of significant exceptions and, in any case, does not prohibit transactions with affiliates but only requires they be on arm’s-length terms. No owner has any obligation to provide us with any additional debt or equity financing.

We are dependent on the services of our senior management team and certain of our key employees, and loss of their services could hurt our business.

We believe our senior management’s experience in the homebuilding industry and tenure with our company are competitive strengths, and our success depends upon our ability to retain these executives. In addition, we believe our ability to attract, train, assimilate and retain new skilled personnel is important to our success. If we are unable to retain senior management and certain key employees, particularly lead personnel in our markets, as well as our senior corporate officers, or attract, train, assimilate or retain other skilled personnel, it could hinder the execution of our business strategy. Competition for qualified personnel in our markets is intense, and it could be difficult to find experienced personnel to replace our employees, many of whom have significant homebuilding experience. Furthermore, a significant increase in our active communities would necessitate hiring a significant number of field and sales personnel, who are in short supply in our markets.

We continue to consider growth or expansion of our operations, which could have a material adverse effect on our financial condition and results of operations.

We continue to consider opportunities for growth, primarily within our existing markets, but also in new markets. Additional growth of our business, either through increased land purchases or development of larger projects, may have a material adverse effect on our financial condition and results of operations. Any expansion of our business into new markets could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets. In addition, while we do not currently intend to acquire any homebuilding operations from third parties, opportunities may arise in the future, and any acquisition could be difficult to integrate with our operations and could require us to assume unanticipated liabilities or expenses.

Government regulations could increase the cost and limit the availability of our development and homebuilding projects and adversely affect our business, financial condition and results of operations.

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water and sewage facilities, roads and other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets, government authorities have implemented no growth or growth control initiatives and preservation of land and endangered species, often as a result of local grass-roots lobbying efforts. Furthermore, restrictions on immigration can create a shortage of skilled labor. Any of these regulatory issues can limit or delay home construction and increase operating costs.

We are also subject to various local, state and federal laws and regulations concerning protection of health, safety and the environment. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs or subject us to fines, penalties and related litigation. These laws and regulations can also prohibit or severely restrict development and homebuilding activity in environmentally sensitive areas.

We may incur additional operating expenses or delays due to compliance requirements or fines, penalties and remediation costs pertaining to environmental regulations within our markets.

We are subject to local, state and federal statutes, ordinances, rules and regulations concerning land use and the protection of health and the environment; including those governing discharge of pollutants to water and air, handling of hazardous materials and cleanup of contaminated sites. The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements will be imposed on homebuilders. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third-party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. In addition, we are subject to third-party challenges under environmental laws and regulations to the permits and other approvals required for our projects and operations.

Changes in governmental regulation of our financial services operations could adversely affect our business, financial condition and results of operations.

We assist customers with finding homeowners’ insurance through Shea Insurance Services, Inc., a wholly-owned subsidiary of SHLP. Through Shea Mortgage, a related entity within the Shea Family Owned Companies but not a subsidiary of SHLP or consolidated in its financial statements, we are also able to arrange mortgage origination options for our customers, helping us to ensure they secure financing for their home purchases.

These financial services operations are subject to federal, state and local laws and regulations. There have been numerous proposed changes in these regulations as a result of the housing downturn. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (H.R.4173) was signed into law which will significantly impact regulation of the financial services industry, including creating new standards related to regulatory oversight of systematically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. Among other things, this legislation provides for a number of new requirements relating to residential mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees, retention of credit risk, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted. In addition, we cannot predict what similar changes to, or new enactments of, statutes and regulations pertinent to our financial services operations will occur. Any such changes or new enactments could have a material adverse effect on our financial condition and results of operations.

We could be adversely affected by negative changes in our credit ratings.

Our ability to access capital on favorable terms is a key factor in our ability to service our debt and fund our operations. Downgrades to our credit ratings and negative changes to the outlook for such credit ratings have in the past required, and may in the future require, significant management time and effort to address. Such changes in the past have made it difficult and costly for us to access debt capital and engage in other ordinary course financing transactions relating to our new developments. Any future adverse action by any of the principal credit agencies may exacerbate these difficulties.

Our substantial debt could adversely affect our financial condition and results of operations.

We have a significant amount of debt. At March 31, 2012, the total principal amount of our debt was $751.4 million. In addition, we have a substantial amount of contingent liabilities which could affect our business.

Our substantial debt and contingent liabilities could have important consequences for the holders of our notes, including:

•	making it more difficult for us to satisfy our obligations with respect to our notes;

•	increasing our vulnerability to adverse economic or industry conditions;

•	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•

requiring a substantial portion of our cash flows from operations for the payment of interest on our debt and reducing our ability to use our cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage to less leveraged competitors.

We may incur additional indebtedness, which indebtedness might rank equal to our notes or the guarantees thereof.

Despite our indebtedness, we and our subsidiaries may be able to incur significant additional indebtedness, including secured indebtedness, in the future, including under our letter of credit facility, which is secured on a Pari-Passu basis with our notes but will have the benefit of payment priority upon enforcement against the collateral. Although the indenture governing our notes contains restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to qualifications and exceptions, and, under certain circumstances, the indebtedness incurred in compliance with such restrictions could be substantial and certain of this indebtedness may be secured by the same collateral securing our notes, and the respective guarantees thereof. If new indebtedness is added to our and our subsidiaries’ debt levels, the related risks that we and the note guarantors face would be increased, and we may not be able to meet all our debt obligations, including repayment of our notes, in whole or in part. If we incur any additional debt that is secured on an equal and ratable basis with our notes or the guarantees thereof, the holders of that debt will be entitled to share ratably with the holders of our notes in any proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution or other winding-up of the applicable note issuer or guarantor. This may have the effect of reducing the amount of proceeds paid to holders of our notes

The indenture governing our notes and our letter of credit facility do, and agreements governing our future indebtedness may, contain covenants that could adversely affect our ability to operate our business, as well as significantly affect our financial condition, and therefore could adversely affect our results of operations.

The indenture governing our notes and our letter of credit facility contain covenants that restrict certain activities. These covenants restrict, among other things, our ability to:

•	pay dividends or distributions, repurchase equity or prepay subordinated debt;

•	incur additional debt or issue certain equity interests;

•	incur liens on assets;

•	merge or consolidate with another company or sell all or substantially all of our assets;

•	enter into transactions with affiliates;

•	make certain investments;

•	create certain restrictions on the ability of restricted subsidiaries to transfer assets;

•	guarantee certain debt; and

•	enter into sale and lease-back transactions.

The agreements we enter into governing our future indebtedness may impose similar or other restrictions. The restrictions contained in the indenture governing our notes and in any agreements governing future indebtedness may limit our financial flexibility, prohibit or limit any contemplated strategic initiatives, limit our ability to grow and increase our revenues or restrict our ability to respond to competitive changes.

Credit ratings assigned to our notes may not reflect all risks of an investment in our notes.

Credit ratings assigned to our notes reflect the rating agencies’ assessments of our ability to make payments on our notes when due. Consequently, real or anticipated changes in these credit ratings, or to the outlook for such credit ratings, will generally affect the market value of our notes. These credit ratings, however, may not reflect the potential impact of risks related to structure, market or other factors related to the value of our notes.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

3.1	Certificate of Limited Partnership of Shea Homes Limited Partnership *

3.2	Agreement of Limited Partnership of Shea Homes Limited Partnership *

4.1	Indenture, dated as of May 10, 2011, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee *

4.2	Registration Rights Agreement, dated as of May 10, 2011 between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Credit Suisse Securities (USA) LLC, as Initial Purchaser *

4.3	Intercreditor Agreement, dated as of May 10, 2011, among Shea Homes Limited Partnership, the grantors party thereto, Wells Fargo Bank, National Association and Credit Suisse AG ***

10.1	Letter of Credit Facility, dated as of May 10, 2011, among Shea Homes Limited Partnership, Shea Homes Funding Corp., the subsidiary guarantors party thereto, the participants party thereto and Credit Suisse AG, including exhibits and schedules thereto ***

10.2	Security Agreement, dated as of May 10, 2011, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors identified therein, Credit Suisse AG, as Administrative Agent and Wells Fargo Bank, National Association, as Collateral Agent *

10.3	Tax Distribution Agreement, dated as of May 10, 2011 *

10.4	Promissory Note, dated May 10, 2011 from J.F. Shea, Co., Inc. to Shea Homes, Inc. **

10.5	Services Agreement, dated as of May 1, 2011, among Shea Homes Limited Partnership, Shea Homes, Inc. and J.F. Shea Co., Inc. ***

10.6	Services Agreement, dated as of May 1, 2011, among Shea Homes Limited Partnership, Shea Homes, Inc., J.F. Shea, L.P. and J.F. Shea Construction Management, Inc. ***

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-177328) filed with the SEC on October 14, 2011
**	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-177328) filed with the SEC on December 22, 2011
***	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-177328) filed with the SEC on January 24, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEA HOMES LIMITED PARTNERSHIP

(Registrant)

Dated: May 11, 2012	By:	/s/ ROBERTO F. SELVA
Roberto F. Selva
Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2012	By:	/s/ BRUCE J. VARKER
Bruce J. Varker
Chief Financial Officer
(Principal Financial Officer)