Form 10-Q
period 2012-06-30
Shea Homes Limited Partnership
filed 2012-08-10
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such

files).    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

SHEA HOMES LIMITED PARTNERSHIP

FORM 10-Q

INDEX

		Page No.
PART 1.	Financial Information

	ITEM 1. Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2012 and 2011.	2

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2012 and 2011	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	4

	Notes to Unaudited Condensed Consolidated Financial Statements at June 30, 2012 and December 31, 2011 and for the Three and Six Months Ended June 30, 2012 and 2011	5

	ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

	ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	47

	ITEM 4. Controls and Procedures	47

PART 2.	Other Information

	ITEM 1. Legal Proceedings	49

	ITEM 1A. Risk Factors	49

	ITEM 5. Other Information	61

	ITEM 6. Exhibits	62

SIGNATURES		63

1

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$240,937	$268,366
Restricted cash	13,859	13,718
Investments	29,025	32,428
Accounts and other receivables, net	127,488	120,689
Receivables from related parties, net	33,462	60,223
Inventory	794,761	783,810
Investments in joint ventures	18,032	17,870
Property and equipment, net	1,953	1,992
Other assets, net	26,425	29,020

Total assets	$1,285,942	$1,328,116

Liabilities and equity
Liabilities:
Notes payable	$751,700	$752,056
Payables to related parties	4,326	2,343
Accounts payable	35,751	46,063
Other liabilities	216,096	199,651

Total liabilities	1,007,873	1,000,113

Equity:
SHLP equity:
Owners’ equity	270,419	294,511
Accumulated other comprehensive income	7,194	6,392

Total SHLP equity	277,613	300,903
Non-controlling interests	456	27,100

Total equity	278,069	328,003

Total liabilities and equity	$1,285,942	$1,328,116

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
Revenues	$132,468	$114,934	$238,071	$188,993
Cost of sales	(107,978)	(104,856)	(193,013)	(168,302)

Gross margin	24,490	10,078	45,058	20,691

Selling expenses	(10,199)	(11,170)	(19,551)	(19,388)
General and administrative expenses	(11,573)	(8,265)	(19,824)	(16,488)
Equity in income (loss) from joint ventures, net	317	(102)	384	(495)
Loss on debt extinguishment	0	(88,384)	0	(88,384)
Interest expense	(5,909)	(4,375)	(12,197)	(8,326)
Other (expense) income, net	(8,398)	786	(6,092)	2,417

Loss before income taxes	(11,272)	(101,432)	(12,222)	(109,973)

Income tax (expense) benefit	(848)	676	(96)	1,017

Net loss	(12,120)	(100,756)	(12,318)	(108,956)
Less: Net (income) loss attributable to non-controlling interests	19	(349)	(194)	(438)

Net loss attributable to SHLP	$(12,101)	$(101,105)	$(12,512)	$(109,394)

Comprehensive loss	$(12,761)	$(99,485)	$(11,516)	$(107,005)

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership							Non- controlling Interests	Total Equity
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total SHLP Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2010	$71,830	$194,240	$121,892	$18,901	$406,863	$5,363	$412,226	$20,087	$432,313
Comprehensive (loss) income:
Net (loss) income	(71,798)	(17,787)	(916)	(18,893)	(109,394)	0	(109,394)	438	(108,956)
Change in unrealized gains on investments, net	0	0	0	0	0	1,951	1,951	0	1,951

Total comprehensive (loss) income							(107,443)	438	(107,005)
Contributions from non-controlling interests	0	0	0	0	0	0	0	3,918	3,918
Distributions to non-controlling interests	0	0	0	0	0	0	0	(90)	(90)

Balance, June 30, 2011 (unaudited)	$32	$176,453	$120,976	$8	$297,469	$7,314	$304,783	$24,353	$329,136

Balance, December 31, 2011	$1	$173,555	$120,955	$0	$294,511	$6,392	$300,903	$27,100	$328,003
Comprehensive (loss) income:
Net (loss) income	0	(12,512)	0	0	(12,512)	0	(12,512)	194	(12,318)
Change in unrealized gains on investments, net	0	0	0	0	0	802	802	0	802

Total comprehensive (loss) income							(11,710)	194	(11,516)
Redemption of Company’s interest in consolidated joint venture (see Note 13)	0	(11,580)	0	0	(11,580)	0	(11,580)	(28,239)	(39,819)
Contributions from non-controlling interests	0	0	0	0	0	0	0	1,746	1,746
Distributions to non-controlling interests	0	0	0	0	0	0	0	(345)	(345)

Balance, June 30, 2012 (unaudited)	$1	$149,463	$120,955	$0	$270,419	$7,194	$277,613	$456	$278,069

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2012	2011
	(unaudited)	(unaudited)
Operating activities
Net loss	$(12,318)	$(108,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss from joint ventures	(384)	495
Loss from debt extinguishment	0	88,384
Net gain on sale of available-for-sale investments	(22)	(409)
Depreciation and amortization expense	3,321	4,489
Impairment of inventory	0	10,302
Net interest capitalized on investment in joint ventures	(378)	(144)
Distributions of earnings from joint ventures	1,000	0
Changes in operating assets and liabilities:
Restricted cash	(141)	(1,569)
Receivables and other assets	(4,772)	(4,863)
Inventory	(28,542)	(48,224)
Payables and other liabilities	8,606	15,987

Net cash used in operating activities	(33,630)	(44,508)
Investing activities
Proceeds from sale of available-for-sale investments	5,212	895
Net proceeds from promissory notes from related parties	1,843	101,741
Investments in joint ventures	(1,183)	(15,800)
Distributions from joint ventures	223	6,989
Other investing activities	(74)	14

Net cash provided by investing activities	6,021	93,839
Financing activities
Repayments on revolving lines of credit	0	(80,448)
Borrowings from financial institutions	0	750,000
Principal payments to financial institutions and others	(1,053)	(720,835)
Accrued interest on notes payable	0	1,839
Amortization of notes payable discount	0	5,527
Contributions from non-controlling interests	1,746	3,918
Distributions to non-controlling interests	(345)	(90)
Cash retained by non-controlling interests for the redemption of the Company’s interest in consolidated joint venture	(168)	0

Net cash provided by (used in) financing activities	180	(40,089)

Net (decrease) increase in cash and cash equivalents	(27,429)	9,242
Cash and cash equivalents at beginning of period	268,366	166,874

Cash and cash equivalents at end of period	$240,937	$176,116

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2012

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of Shea Homes Limited Partnership (“SHLP”) and its wholly-owned subsidiaries, including Shea Homes, Inc. (“SHI”) and its wholly-owned subsidiaries. The Company consolidates all joint ventures in which it has a controlling interest or other ventures in which it is the primary beneficiary of a variable interest entity (“VIE”). Material intercompany accounts and transactions are eliminated. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are contained in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on April 6, 2012 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Adjustments, consisting of normal, recurring accruals, loss reserves and deferred tax asset valuation allowance adjustments, considered necessary for a fair presentation, are included.

Effective January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires presentation of comprehensive income in either (1) a continuous statement of operations and comprehensive income or (2) two separate but consecutive statements. In accordance with ASU 2011-05, the 2011 financial statements have been restated to conform to the current year presentation of comprehensive income (loss).

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to SHLP, its subsidiaries and its consolidated joint ventures.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest new home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes three to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home sales orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results expected for the year ended December 31, 2012.

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

Semi-annually, or if there are indications of impairment, we analyze the budgets and cash flows of our real estate assets and compare the estimated remaining undiscounted future cash flows of the community to the asset’s carrying value. If the undiscounted cash flows exceed the asset’s carrying value, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and is written down to fair value. These impairment evaluations require use of estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if estimated future undiscounted cash flows will be sufficient to recover the asset’s carrying value.

When estimating undiscounted cash flows of a community, various assumptions are made, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or other builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and advertising costs). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flow analysis. For example, if our objective is to preserve operating margins, our cash flow analysis will be different than if the objective is to increase sales. These objectives may vary significantly by community over time.

If assets are considered impaired, impairment is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets or other valuation techniques. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when assessment is made. These factors are specific to each community and may vary among communities. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage, subject to perceived risks associated with the community’s cash flow streams relative to its inventory.

Completed Operations Claim Costs

We maintain, and require our subcontractors to maintain, general liability insurance which includes coverage for completed operations losses and damages. Most subcontractors carry this insurance through our “rolling wrap-up” insurance program, where our risks and risks of participating subcontractors working on our projects are insured through master policies.

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

The actuarial analyses that determine these incurred but not reported claims consider various factors, including frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of these claims and reserves also consider historical third party recovery rates and claims management expenses. Due to inherent uncertainties related to each of these factors, periodic changes to such factors based on updated relevant information could result in actual costs to differ significantly from estimated costs.

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

SHI and PIC are C corporations. Federal and state income taxes are provided for these entities in accordance with ASC 740. The provision for, or benefit from, income taxes is calculated using the asset and liability method, whereby deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect the year in which differences are expected to reverse. Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on its determination of whether it is more likely than not some or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends primarily on generation of future taxable income during periods in which those temporary differences become deductible. Judgment is required to determine future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated financial position or results of operations.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The Company adopted ASU 2011-04 effective January 1, 2012, which did not have a material impact on its consolidated financial position or results of operations.

3. Restricted Cash

Restricted cash related to homebuilding operations included cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds. At June 30, 2012 and December 31, 2011, restricted cash related to homebuilding operations was $13.5 million and $13.3 million, respectively.

Restricted cash of PIC included cash held in escrow by PIC’s claim administrators. At June 30, 2012 and December 31, 2011, restricted cash of PIC was $0.4 million and $0.4 million, respectively.

4. Investments

Investments consist of available-for-sale securities and are measured at fair value, which is based on quoted market prices or cash flow models. Accordingly, unrealized gains and temporary losses on investments, net of tax, are reported as accumulated other comprehensive income (loss). Realized gains and losses are determined using the specific identification method.

At June 30, 2012 and December 31, 2011, investments were as follows:

	June 30, 2012
	Cost / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Corporate obligations	$15,451	$124	$(3)	$15,572
Mortgage/asset-backed securities	68	10	0	78
Private debt obligations (a)	1,716	11,647	0	13,363

Total debt securities	17,235	11,781	(3)	29,013
Equity securities	4	8	0	12

Total investments	$17,239	$11,789	$(3)	$29,025

	December 31, 2011
	Cost / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Corporate obligations	$20,747	$158	$(39)	$20,866
Mortgage/asset-backed securities	101	10	0	111
Private debt obligations (a)	1,742	9,700	(2)	11,440

Total debt securities	22,590	9,868	(41)	32,417
Equity securities	4	7	0	11

Total investments	$22,594	$9,875	$(41)	$32,428

(a)	Through December 31, 2009, certain private debt obligations experienced other-than-temporary losses and $13.2 million of impairments were recorded. Unrealized gains of private debt obligations are stated as the difference between their fair value and cost basis, net of impairment.

For the three months ended June 30, 2012 and 2011, realized gains on available-for-sale securities were zero and $0.3 million, respectively, which were included in other (expense) income, net. For the six months ended June 30, 2012 and 2011, realized gains on available-for-sale securities were zero and $0.4 million, respectively, which were included in other (expense) income, net.

For the six months ended June 30, 2012, included in accumulated other comprehensive income (loss) were $2.0 million of unrealized gains and $(1.2) million of tax expense. For the six months ended June 30, 2011, included in accumulated other comprehensive income (loss) were $2.8 million of unrealized gains, reclassification adjustments for $0.2 million of realized gains and $(1.0) million of tax expense.

At June 30, 2012, the contractual maturities of debt securities classified as available-for-sale were as follows:

	June 30, 2012
	Cost	Fair Value
	(In thousands)
Due in one year or less	$15,032	$15,156
Due after one year through five years	436	529
Due after five years through ten years	920	5,839
Due after ten years	779	7,411
Mortgage/asset-backed securities	68	78

Total	$17,235	$29,013

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

At June 30, 2012, there were debt securities with a $0.4 million fair value and nominal unrealized losses that were in a continuous unrealized loss position for less than one year, and debt securities with a $28.6 million fair value with no continuous losses. At December 31, 2011, there were debt securities with a $10.9 million fair value and nominal unrealized losses that were in a continuous unrealized loss position for less than one year, and debt securities with a $21.5 million fair value with no continuous losses. We evaluated investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation was based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until temporary losses were recovered or mature, investee’s industry and amount of the unrealized loss. Based on these factors, unrealized losses at June 30, 2012 and December 31, 2011 were not deemed as an other-than-temporary impairment.

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

•	Level 3 — Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

The financial instruments measured at fair value on a recurring basis were as follows:

	June 30, 2012
Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities	$12,092	$4,485	$12,436	$29,013
Equity securities	0	12	0	12

Total investments	$12,092	$4,497	$12,436	$29,025

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities	$17,186	$4,727	$10,504	$32,417
Equity securities	0	11	0	11

Total investments	$17,186	$4,738	$10,504	$32,428

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

The Company uses a third-party service provider to value its Level 3 financial instruments. Significant changes in the pricing of these instruments are compared to activity of similar financial instruments, or general market conditions, for reasonableness. At June 30, 2012, the unobservable inputs used in the valuation of Level 3 financial instruments were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Constant prepayment rate	15% - 20% (18%)
Private debt obligations	$12,436	Discounted cash flow	Probability of default	2% (2%)
			Recovery rate	50% - 70% (60%)

At June 30, 2012, the summary of changes in fair value of Level 3 financial instruments was as follows:

Private Debt Obligations
(In thousands)
Fair value at December 31, 2011	$10,504
Unrealized gains, included in other comprehensive loss	1,932

Fair value at June 30, 2012	$12,436

At June 30, 2012 and December 31, 2011, as required by ASC 825, Financial Instruments, the following presents net book values and estimated fair values of notes payable.

	June 30, 2012		December 31, 2011
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 senior secured notes	$750,000	$785,625	$750,000	$697,500
Secured promissory notes	$1,700	$1,700	$2,056	$2,056

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

6. Accounts and Other Receivables, net

At June 30, 2012 and December 31, 2011, accounts and other receivables, net were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Insurance receivables	$117,129	$109,390
Escrow receivables	3,516	5,815
Notes receivable	3,928	3,566
Other receivables	5,739	4,937
Reserve	(2,824)	(3,019)

Total accounts and other receivables, net	$127,488	$120,689

We record insurance receivables from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on closed homes (see Note12). Closed homes for policy years August 1, 2001 to July 31, 2009 are insured with third-party insurance carriers, and closed homes for policy years commencing August 1, 2009 are insured with affiliate insurance carriers.

We reserve for uncollectible receivables that are specifically identified or outstanding more than 120 days.

7. Inventory

At June 30, 2012 and December 31, 2011, inventory was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Model homes	$73,294	$82,339
Completed homes for sale	16,140	29,703
Homes under construction	170,881	97,952
Lots available for construction	292,613	282,292
Land under development	86,899	144,070
Land held for future development	128,072	129,247
Land deposits and preacquisition costs	26,862	18,207

Total inventory	$794,761	$783,810

Impairment

Inventory, including all captions listed above, are stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventories are written down to fair value (see Note 2).

For the three and six months ended June 30, 2012 and 2011, inventory impairment was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Inventory impairment	$0	$9,684	$0	$10,302

Remaining carrying value of inventory impaired at end of period	$0	$8,810	$0	$9,840

Projects impaired	0	2	0	3

Projects evaluated for impairment (a)	132	150	132	150

(a)	Large land parcels not subdivided into communities are counted as one project. Once parcels are subdivided, the project count will increase accordingly.

Write-off of Deposits and Preacquisition Costs

Land deposits and preacquisition costs for potential acquisitions and land option contracts are included in inventory. When a potential acquisition or land option contract is abandoned, related deposits and preacquisition costs are written off to other income, net. For the three and six months ended June 30, 2012, write-offs of deposits and preacquisition costs were $0.2 million and $0.4 million, respectively, and no option lots were abandoned. For the three and six months ended June 30, 2011, write-offs of deposits and preacquisition costs were $0.1 million and $0.1 million, respectively, and no option lots were abandoned.

Interest Capitalization

Interest is capitalized on inventory and investments in joint ventures during development and other qualifying activities. Interest capitalized as cost of inventory is included in cost of sales as related units are closed. Interest capitalized as cost of investment in joint ventures is included in equity in income (loss) from joint venture as related units in the joint venture close.

For the three and six months ended June 30, 2012 and 2011, interest incurred, capitalized and expensed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Interest incurred	$16,660	$17,582	$33,320	$37,244

Interest expensed (a)	$5,909	$4,375	$12,197	$8,326

Interest capitalized as a cost of inventory	$10,550	$12,862	$20,745	$28,133

Interest previously capitalized as a cost of inventory, included in cost of sales	$(10,074)	$(8,342)	$(17,858)	$(14,150)

Interest previously capitalized as a cost of inventory, transferred from investments in joint ventures	$0	$641	$0	$641

Interest capitalized in ending inventory (b)	$114,323	$120,575	$114,323	$120,575

Interest capitalized as a cost of investments in joint ventures	$201	$345	$378	$785

Interest previously capitalized as a cost of investments in joint ventures, included in equity in income (loss) from joint ventures	$(201)	$(212)	$(378)	$(455)

Interest previously capitalized as a cost of investments in joint ventures, transferred to inventory	$0	$(641)	$0	$(641)

Interest capitalized in ending investments in joint ventures	$0	$635	$0	$635

(a)	For the three and six months ended June 30, 2012 and 2011, assets qualifying for interest capitalization was less than debt; therefore, non-qualifying interest was expensed.
(b)	Inventory impairment charges were recorded against total inventory of the respective community. Capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

8. Investments in Joint Ventures

Unconsolidated joint ventures, which we do not control but have significant influence through ownership interests generally up to 50%, are accounted for using the equity method of accounting. These joint ventures are generally involved in real property development. Earnings and losses are allocated in accordance with terms of joint venture agreements.

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, joint ventures. At June 30, 2012 and December 31, 2011, Deficit Distributions were $0.8 million and $0.9 million, respectively.

For the three and six months ended June 30, 2012 and 2011, there were no impairments on investments in joint ventures.

At December 31, 2011, total unconsolidated joint ventures’ notes payable were $103.7 million and included $55.4 million of bank and seller financing notes payable secured by real property and $48.3 million of notes payable to joint ventures’ partners, of which $15.4 million was secured by real property. At December 31, 2011, our consolidated joint venture, Shea Colorado, LLC (“SCLLC”), had investments in unconsolidated joint ventures, which, of the $103.7 million of total notes payable, these unconsolidated joint ventures had $14.0 million of bank and seller financing notes payable secured by real property and $40.9 million of notes payable with joint ventures’ partners, of which $15.4 million was secured by real property. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s investments in these unconsolidated joint ventures were excluded from these consolidated financial statements (see Note 13).

At June 30, 2012, total unconsolidated joint ventures’ notes payable were $32.1 million and included $25.7 million of bank and seller financing notes payable secured by real property and $6.4 million of notes payables with joint ventures’ partners. In addition, at June 30, 2012 and December 31, 2011, we had an indirect 12.3% effective ownership in a joint venture that had bank notes payable secured by real property of $7.2 million, in which we have not provided guarantees.

At June 30, 2012 and December 31, 2011, of the $32.1 million and $55.4 million in our unconsolidated joint ventures’ outstanding bank and seller financing secured notes payable, respectively, we provided guarantees on a joint and several basis for one secured note payable, which had an outstanding balance of $4.0 million and $11.2 million at June 30, 2012 and December 31, 2011, respectively. These guarantees include, but are not limited to, project completion and loan-to-value maintenance guarantees. At June 30, 2012 and December 31, 2011, we also had an indemnification agreement from our joint venture partner for 90% of this secured note payable’s outstanding balance of $4.0 million and $11.2 million, respectively. At June 30, 2012 and December 31, 2011, no liabilities were recorded for these guarantees as the fair value of secured real estate assets exceeded the outstanding notes payable. At June 30, 2012 and December 31, 2011, we have not provided guarantees on bank and seller financing secured notes payable of $21.7 million and $44.2 million, respectively, or on notes payable to joint ventures’ partners of $6.4 million and $48.3 million, respectively.

9. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. All VIEs with which we were involved at June 30, 2012 and December 31, 2011 were evaluated to determine the primary beneficiary.

Joint Ventures

We routinely enter into joint ventures for homebuilding activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At June 30, 2012 and December 31, 2011, these joint ventures were not consolidated into our consolidated financial statements since they were not VIEs, or in the event that they were VIEs, we were not the primary beneficiary.

At June 30, 2012 and December 31, 2011, we had a variable interest in a joint venture in which we do not hold a direct, or indirect, investment, and the joint venture was determined to be a VIE. The joint venture, Shea/Baker Ranch Associates, LLC (“Baker Ranch”), is owned 50% by an affiliate and 50% by a third-party. We provided an unconditional loan-to-value maintenance guarantee on Baker Ranch’s outstanding bank notes payable which, at June 30, 2012 and December 31, 2011, was $25.4 million. We have not recorded a liability for this obligation as the fair value of the secured real estate assets exceeded the outstanding notes payable (see Note 16).

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

In compliance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At June 30, 2012 and December 31, 2011, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At June 30, 2012, we had $6.0 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having an $83.5 million remaining purchase price and subject to a specific performance clause. We also had $18.5 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $173.9 million remaining purchase price.

Our loss exposure on land option contracts consisted of non-refundable deposits, which were $24.0 million and $14.2 million at June 30, 2012 and December 31, 2011, respectively, and were included in inventory in the consolidated balance sheets.

10. Other Assets, Net

At June 30, 2012 and December 31, 2011, other assets were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Income tax receivables	$3,836	$7,473
Prepaid professional fees	3,680	3,695
Prepaid loan fees	7,213	7,738
Prepaid bank fees	631	657
Deposits in lieu of bonds and letters of credit	7,817	6,439
Prepaid insurance	1,444	1,970
Other	1,804	1,048

Total other assets, net	$26,425	$29,020

Prepaid Professional and Loan Fees

In accordance with ASC 470, these debt issuance costs are capitalized to other assets and amortized as interest over the term of the related debt.

Deposits in Lieu of Bonds and Letters of Credit

We are required to make deposits in lieu of bonds with various agencies for some of our homebuilding projects. These deposits may be returned as the collateral requirements decrease, or replaced with new bonds as bonding becomes available.

In June 2010, due to maturity of an unsecured bank line of credit, certain letters of credit were presented for payment and recorded as deposits in lieu of letters of credit. These deposits may be returned as collateral requirements decrease, or replaced with new letters of credit.

11. Notes Payable

At June 30, 2012 and December 31, 2011, notes payable were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
$750,000 senior secured notes, due May 2019 at 8.625%	$750,000	$750,000
Promissory notes at 1% interest, maturing through 2013, secured by deeds of trust on inventory	1,700	2,056

Total notes payable	$751,700	$752,056

On May 10, 2011, 8.625% senior secured notes were issued in the aggregate principal of $750.0 million (the “Secured Notes”) and the outstanding obligations of the Company’s previous secured revolving lines of credit and notes payable (the “Secured Facilities”) were paid. Principal and interest paid under the Secured Facilities was $779.6 million and $2.5 million, respectively. Concurrent with payoff of the Secured Facilities, an $88.4 million loss on debt extinguishment was recognized.

The Secured Notes were issued pursuant to Rule 144A and Regulation S, with registration rights. The Secured Notes bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. At June 30, 2012 and December 31, 2011, accrued interest was $8.1 million and $8.1 million, respectively.

Holders of the Secured Notes are entitled to the benefits of a registration rights agreement dated May 10, 2011 (“Registration Rights Agreement”) between the Company and the initial purchasers listed therein. Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC for an offer to exchange the Secured Notes for a new issuance of substantially identical notes issued under the Securities Act on or before 180 days after May 10, 2011, and to consummate the exchange offer registered thereby on or before 360 days after May 10, 2011. We completed the registration of the Secured Notes with the SEC and the exchange of Secured Notes issued under the Securities Act on May 4, 2012.

Other than the Registration Rights Agreement relating to the Secured Notes described above, we were not subject to any other registration rights agreements with respect to any notes payable.

12. Other Liabilities

At June 30, 2012 and December 31, 2011, other liabilities were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Completed operations	$117,129	$109,390
Warranty reserves	16,346	17,358
Deferred revenue	26,886	20,329
Provisions for closed homes/communities	8,842	13,156
Deposits	16,569	7,766
Legal reserves	7,146	5,824
Accrued interest	8,086	8,122
Accrued compensation and benefits	3,805	2,109
Distributions payable	3,073	3,344
Deficit Distributions (see Note 8)	846	928
Other	7,368	11,325

Total other liabilities	$216,096	$199,651

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

For the three and six months ended June 30, 2012 and 2011, changes in completed operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Insured completed operations
Balance, beginning of the period	$103,980	$116,939	$109,390	$102,860
Reserves provided	17,517	2,518	18,908	1,174
Insurance purchased	0	0	0	16,520
Claims paid	(4,368)	(4,354)	(11,169)	(5,451)

Balance, end of the period	117,129	115,103	117,129	115,103

Self-insured completed operations
Balance, beginning of the period	0	0	0	15,613
Reserves provided	0	0	0	907
Insurance purchased	0	0	0	(16,520)

Balance, end of the period	0	0	0	0

Total completed operations	$117,129	$115,103	$117,129	$115,103

Reserves provided for self-insured completed operations are included in cost of sales. Reserves provided for insured completed operations are offset by changes in insurance receivables (see Note 6), however, premiums paid for insured completed operations are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record insurance receivables under applicable policies when recovery is probable. At June 30, 2012 and December 31, 2011, insurance receivables were $117.1 million and $109.4 million, respectively.

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

For the three and six months ended June 30, 2012 and 2011, changes in warranty liability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Balance, beginning of the period	$16,660	$15,103	$17,358	$16,238
Provision for warranties	1,668	3,353	3,143	3,442
Warranty costs paid	(1,982)	(3,118)	(4,155)	(4,342)

Balance, end of the period	$16,346	$15,338	$16,346	$15,338

Deferred Revenue

Deferred revenue represents deferred profit on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At June 30, 2012 and December 31, 2011, deferred revenue primarily represents the PIC Transaction described below.

Completed operations claims were previously insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009, and its completed operations claims from August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third-party insurance carriers to insure these programs. As a result of this novation, the $19.2 million gain was deferred in these consolidated financial statements and will be recognized as income (expense) when related claims are paid or actuarial estimates are adjusted. At June 30, 2012 and December 31, 2011, the remaining deferred revenue was $17.3 million and $15.6 million, respectively. For the three and six months ended June 30, 2012, we recognized $(2.3) million and $(1.7) million, respectively, of this deferral as expense, which was included in other (expense) income, net. For the three and six months ended June 30, 2011, we recognized $0.8 million and $0.9 million, respectively, of this deferral as income, which was included in other (expense) income, net.

Second, PIC entered into reinsurance agreements with various unrelated reinsurers that reinsured 100% of the completed operations claims coverage from August 1, 2001 to July 31, 2005. As a result of the reinsurance, the $15.6 million gain was deferred in these consolidated financial statements and will be recognized as income (expense) when the related claims are paid or actuarial estimates are adjusted. At June 30, 2012 and December 31, 2011, the remaining deferred revenue was $6.8 million and $1.1 million, respectively. For the three and six months ended June 30, 2012, we recognized $(5.9) million and $(5.7) million, respectively, of this deferral as expense, which was included in other (expense) income, net. For the three and six months ended June 30, 2011, we recognized $(1.6) million and $(1.5) million, respectively, of this deferral as expense, which was included in other (expense) income, net.

The increase in deferred revenue, and resultant expense, for the three and six months ended June 30, 2012 was the result of an increase in the actuary’s estimate of ultimate losses to be paid on these policies based on trends in completed operations claims related to our markets and products built, claim settlement patterns and insurance industry practices. However, at June 30, 2012, the estimated ultimate loss to be paid under these policies does not exceed the policy limits under the novation and reinsurance transactions.

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture. As a result of the sale, no other assets of Vistancia, LLC economically benefit the former non-controlling interest of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to the former non-controlling interest, which is paid $0.1 million quarterly. At June 30, 2012, the distribution payable was $3.1 million.

13. Related Party Transactions

Related Party Receivables and Payables

At June 30, 2012 and December 31, 2011, receivables from related parties, net were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Note receivable from JFSCI	$24,017	$25,381
Notes receivable from unconsolidated joint ventures	319	25,631
Notes receivable from other related parties	20,482	21,013
Reserves for notes receivable from other related parties	(12,734)	(12,697)
Receivables from related parties	1,378	895

Total receivables from related parties, net	$33,462	$60,223

Until August 2011, we participated in a centralized cash management function operated by JFSCI, whereby net cash flows from operations were transferred daily with JFSCI and resulted in related party transactions and monetary transfers to settle amounts owed. In August 2011, we ceased participation in this function and performed it independently. Through May 2011, the resultant notes receivable and payable were unsecured, due on demand and accrued interest monthly based on Prime less 2.05%. In May 2011, concurrent with issuance of the Secured Notes, through a $75.0 million cash payment and $41.5 million contribution of assets, the receivable from JFSCI was paid down by JFSCI and converted to a $38.9 million unsecured term note receivable from JFSCI, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In June 2012, June 2011 and August 2011, JFSCI elected to make prepayments, including accrued interest, of $1.9 million, $6.6 million and $7.7 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until May 2014. At June 30, 2012 and December 31, 2011, the note receivable from JFSCI, including accrued interest, was $24.0 million and $25.4 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until May 2014, we do not presently anticipate collection risks on the note receivable from JFSCI.

Notes receivable from unconsolidated joint ventures, including accrued interest, at June 30, 2012 and December 31, 2011 were $0.3 million and $25.6 million, respectively. At December 31, 2011, included in the $25.6 million of notes receivable were $25.2 million of notes receivable held by our consolidated joint venture, SCLLC. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s notes receivable from unconsolidated joint ventures were excluded from these consolidated financial statements. At June 30, 2012, the remaining note receivable from an unconsolidated joint venture bears interest at 8% and matures in 2020. Further, this note earns additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of this note, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note. Based on these criteria, we do not presently anticipate collection risks on this note.

Notes receivable from other related parties, including accrued interest, at June 30, 2012 and December 31, 2011 were $7.7 million and $8.3 million, respectively, net of related reserves of $12.7 million and $12.7 million, respectively. These notes are unsecured and mature from November 2012 through April 2021. At June 30, 2012 and December 31, 2011, these notes bore interest ranging from Prime less .75% (2.5%) to 4.2%. Quarterly, we evaluate collectability of these notes. Our evaluation includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. At December 31, 2009, based on these criteria, notes receivable from Shea Management LLC and Shea Properties Management Company, Inc. (“SPMCI”) were deemed uncollectible and fully reserved. In June 2011, SPMCI paid the accrued interest for 2010 and thereafter. Therefore, unpaid interest in 2012 from SPMCI is not reserved; accrued interest prior to 2010 and the principal balance remain reserved. In addition, based on these criteria, we do not presently anticipate collection risks on the other notes.

The Company, entities under common control and these unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. The amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, non-interest bearing and due on demand. At June 30, 2012 and December 31, 2011, these receivables were $1.4 million and $0.9 million, respectively, and these payables were $4.3 million and $2.3 million, respectively.

Real Property and Joint Venture Transactions

In May 2012, SHLP purchased the Vistancia, LLC non-controlling interest’s entire 16.7% partnership interest in Vistancia, LLC for a nominal amount. The reduction in non-controlling interests as a result of the purchase was also nominal. The former non-controlling interest continues to receive the distribution payable, which is $0.1 million quarterly. At June 30, 2012, the distribution payable was $3.1 million (see Note 12).

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

At June 30, 2012 and 2011, we were the managing member for seven and nine, respectively, unconsolidated joint ventures and received a management fee from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures. Fees from joint ventures representing reimbursement of our costs are recorded as a reduction to general and administrative expense. Fees from joint ventures representing profit are recorded as revenues. For the three and six months ended June 30, 2012, $0.7 million and $1.7 million of management fees, respectively, were offset against general and administrative expenses, and $0.1 million and $0.2 million of management fees, respectively, were included in revenues. For the three and six months ended June 30, 2011, $0.8 million and $1.7 million of management fees, respectively, were offset against general and administrative expenses, and $0.3 million and $0.6 million management fees, respectively, were included in revenues.

General and Administrative Related Party Transactions

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and six months ended June 30, 2012, general and administrative expenses included $4.5 million and $8.4 million, respectively, for corporate services provided by JFSCI. For the three and six months ended June 30, 2011, general and administrative expenses included $3.3 million and $7.3 million, respectively, for corporate services provided by JFSCI.

We lease office space from related parties under non-cancelable operating leases. Leases are for five to ten year terms and generally provide for five year renewal options. For the three and six months ended June 30, 2012, related-party rental expense was $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2011, related-party rental expense was $0.2 million and $0.4 million, respectively.

14. Income Taxes

For the six months ended June 30, 2012, income tax expense $0.1 million, resulting from taxable income in SHI, offset by the decrease in the deferred tax asset valuation allowance. At June 30, 2012, the net deferred tax asset was $36.9 million, which primarily related to available loss carryforwards, impairments of inventory and available-for-sale investments, housing inventory and land basis differences, and timing of income recognition. The $36.9 million deferred tax asset valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. To the extent eligible taxable income exists, which allows tax benefits of these deferred tax assets to be utilized, the effective tax rate may be reduced, subject to certain limitations under Internal Revenue Code Section 382 (“Section 382”), by reducing the valuation allowance and offsetting a portion of taxable income.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method for homebuilding activities by SHLP, SHI and subsidiaries. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and has ordered the Company and the IRS to exchange briefs. We expect the matter to be submitted for decision to the Tax Court by the end of November 2012. We expect our position to prevail, and have accordingly, not recorded a liability for related taxes or interest for SHI and its subsidiaries. Furthermore, as a limited partnership, any income taxes, interest or penalties imposed on SHLP are the responsibility of the Partners and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court rules in favor of the IRS, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $61 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $104 million to fund their related payments to the IRS and the applicable state taxing authorities.

15. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return at Prime less 2.05% (1.2% at June 30, 2012 and December 31, 2011) per annum on unreturned capital balances. At June 30, 2012 and December 31, 2011, accumulated undistributed preferred returns for Series B holders were $19.8 million and $18.9 million, respectively. Series D holders have a 1% ownership interest and earn a preferred return at 7% per annum on unreturned preferred capital balances. At June 30, 2012 and December 31, 2011, accumulated undistributed preferred returns for Series D holders were $46.4 million and $40.3 million, respectively.

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable, and are based on specific facts and circumstances, and we revise these estimates when necessary. At June 30, 2012 and December 31, 2011, we had reserves of $7.1 million and $5.8 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At June 30, 2012, the range of reasonably possible losses in excess of amounts recorded was not material.

At June 30, 2012 and December 31, 2011, in addition to guarantees on our joint venture’s outstanding borrowings, an unconditional loan-to-value maintenance guarantee was provided, on a joint and several basis, for a secured development loan for Baker Ranch, a related party in which we have no ownership interest (see Note 9). At June 30, 2012 and December 31, 2011, the loan had a $25.4 million outstanding principal balance. A liability was not recorded for this guarantee as the fair value of the secured real estate assets exceeded the outstanding notes payable.

At December 31, 2011, joint and several non-recourse (“bad boy”) guarantees were provided for two secured permanent financing loans of related parties in which we have no ownership interest. The bad boy guarantee may become a liability for us upon a voluntary bankruptcy filing by the related party borrower or occurrence of other “bad” acts, including fraud or a material misrepresentation by the related party borrower. At December 31, 2011, these loans had a $34.1 million outstanding principal balance. In February 2012 and June 2012, these loans matured and we were released as a guarantor.

On May 10, 2011, concurrent with issuance of the Secured Notes, we entered into a new $75.0 million letter of credit facility. At June 30, 2012 and December 31, 2011, outstanding letters of credit against the letter of credit facility were $4.2 million and $4.2 million, respectively.

We are required to provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At June 30, 2012, we had a $68.7 million exposure in connection with $169.0 million of surety bonds issued for our projects. At December 31, 2011, we had a $71.0 million exposure in connection with $178.4 million of surety bonds issued for our projects.

We also provided indemnification for bonds issued by unconsolidated joint ventures and other related party projects in which we have no ownership interest. At June 30, 2012, we had a $29.3 million exposure in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and a $2.3 million exposure in connection with $6.2 million of surety bonds issued for related party projects. At December 31, 2011, we had a $29.3 million exposure in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and a $3.1 million exposure in connection with $6.9 million of surety bonds issued for related party projects.

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

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture. As a condition of sale, the Company effectively remained an 8.33% guarantor on certain community facility district bond obligations to which the Company must meet a calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. In May 2012, as a result of the Company purchasing the non-controlling interest’s remaining share in Vistancia, LLC, the Company is an effective 10% guarantor on these bond obligations. At June 30, 2012 and December 31, 2011, the Company exceeded the minimum tangible net worth requirement.

In certain consolidated homebuilding projects, we have contractual obligations to purchase and receive water system connection rights which, at June 30, 2012 and December 31, 2011, were $36.7 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

As described in Note 14, in 2009, we filed a petition with the Tax Court regarding our position on the completed contract method for homebuilding activities. The Tax Court heard trial testimony in July 2012 and has ordered the Company and the IRS to exchange briefs. We expect the matter to be submitted for decision to the Tax Court by the end of November 2012. We expect our position to prevail, and accordingly, no liability for related taxes or interest has been recorded. However, if the Tax Court rules in favor of the IRS, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $61 million and SHLP could be obligated to make a distribution to the Partners up to $104 million to fund their related payments to the IRS and the applicable state taxing authorities.

17. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes (refunded) paid	$(2,391)	$34
Interest paid, net of amounts capitalized	$11,853	$7,403
Supplemental disclosure of non-cash activities
Unrealized gain on available-for-sale investments, net	$802	$1,951
Reclassification of Deficit Distributions (from) to unconsolidated joint ventures (to) from other liabilities	$(82)	$140
Purchase of land in exchange for note payable	$1,097	$803
Elimination of joint venture inventory, receivables from related parties and other assets	$(41,600)	$0
Elimination of joint venture note payable and other liabilities	$(1,949)	$0
Redemption of Company’s interest in consolidated joint venture and elimination of non-controlling interest, less cash retained by non-controlling interest	$(39,651)	$0
Contribution of net assets for payment on notes receivable from related parties	$0	$41,524
Distribution of land from unconsolidated joint ventures	$0	$15,422
Distribution of note payable from unconsolidated joint ventures	$0	$599

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

Financial information relating to reportable segments was as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Total assets:
Southern California	$191,308	$176,999
San Diego	135,530	127,438
Northern California	229,485	219,734
Mountain West	307,411	351,050
South West	95,770	105,621
Other	6,057	4,313

Total homebuilding assets	965,561	985,155
Corporate	320,381	342,961

Total assets	$1,285,942	$1,328,116

	June 30, 2012	December 31, 2011
	(In thousands)
Inventory:
Southern California	$145,715	$142,877
San Diego	116,269	105,595
Northern California	212,172	204,901
Mountain West	238,149	256,685
South West	78,902	71,289
Other	3,554	2,463

Total inventory	$794,761	$783,810

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Revenues:
Southern California	$30,104	$25,820	$56,484	$45,593
San Diego	10,180	14,145	24,287	19,906
Northern California	30,438	26,558	56,396	42,413
Mountain West	33,211	23,715	51,806	36,869
South West	26,700	23,257	46,215	41,425
Other	1,585	1,171	2,390	2,262

Total homebuilding revenues	132,218	114,666	237,578	188,468
Corporate	250	268	493	525

Total revenues	$132,468	$114,934	$238,071	$188,993

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
(Loss) income before income taxes:
Southern California	$3,302	$(363)	$5,276	$(2,688)
San Diego	(1,502)	(9,790)	(1,500)	(11,089)
Northern California	612	(335)	1,429	(2,063)
Mountain West	(1,786)	(1,936)	(5,154)	(3,717)
South West	(1,494)	(799)	(3,150)	(2,833)
Other	25	539	(225)	285

Total homebuilding loss before income taxes	(843)	(12,684)	(3,324)	(22,105)
Corporate	(10,429)	(88,748)	(8,898)	(87,868)

Total loss before income taxes	$(11,272)	$(101,432)	$(12,222)	$(109,973)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Impairment:
Southern California	$0	$0	$0	$0
San Diego	0	9,684	0	9,684
Northern California	0	0	0	0
Mountain West	0	0	0	0
South West	0	0	0	618
Other	0	0	0	0

Total impairment	$0	$9,684	$0	$10,302

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

Condensed Consolidating Balance Sheet

June 30, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$139,748	$87,585	$13,604	$0	$240,937
Restricted cash	12,180	1,190	489	0	13,859
Investments	0	29,025	0	0	29,025
Accounts and other receivables, net	103,850	22,442	38,442	(37,246)	127,488
Receivables from related parties, net	9,086	24,357	19	0	33,462
Inventory	585,503	208,635	1,676	(1,053)	794,761
Investments in joint ventures	3,995	1,063	12,974	0	18,032
Investments in subsidiaries	660,984	74,772	96,063	(831,819)	0
Property and equipment, net	380	1,573	0	0	1,953
Other assets, net	18,464	7,923	38	0	26,425

Total assets	$1,534,190	$458,565	$163,305	$(870,118)	$1,285,942

Liabilities and equity
Liabilities:
Notes payable	$751,700	$0	$0	$0	$751,700
Payables to related parties	20	0	0	4,306	4,326
Accounts payable	21,656	13,722	414	(41)	35,751
Other liabilities	150,364	37,434	66,556	(38,258)	216,096
Intercompany	332,837	(351,149)	22,618	(4,306)	0

Total liabilities	1,256,577	(299,993)	89,588	(38,299)	1,007,873
Equity:
SHLP equity:
Owners’ equity	270,419	751,364	73,261	(824,625)	270,419
Accumulated other comprehensive income	7,194	7,194	0	(7,194)	7,194

Total SHLP equity	277,613	758,558	73,261	(831,819)	277,613
Non-controlling interests	0	0	456	0	456

Total equity	277,613	758,558	73,717	(831,819)	278,069

Total liabilities and equity	$1,534,190	$458,565	$163,305	$(870,118)	$1,285,942

(a)	Includes Shea Homes Funding Corp., whose financial position at June 30, 2012 was not material.

Condensed Consolidating Balance Sheet

December 31, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$157,511	$96,100	$14,755	$0	$268,366
Restricted cash	11,747	1,538	433	0	13,718
Investments	0	32,428	0	0	32,428
Accounts and other receivables, net	94,949	22,208	39,520	(35,988)	120,689
Receivables from related parties, net	8,147	26,753	25,323	0	60,223
Inventory	574,832	173,333	36,857	(1,212)	783,810
Investments in joint ventures	4,141	1,265	12,464	0	17,870
Investments in subsidiaries	698,886	85,118	98,555	(882,559)	0
Property and equipment, net	380	1,612	0	0	1,992
Other assets, net	18,851	10,057	112	0	29,020

Total assets	$1,569,444	$450,412	$228,019	$(919,759)	$1,328,116

Liabilities and equity
Liabilities:
Notes payable	$751,457	$0	$599	$0	$752,056
Payables to related parties	0	0	1	2,342	2,343
Accounts payable	30,781	15,453	377	(548)	46,063
Other liabilities	140,992	36,954	58,931	(37,226)	199,651
Intercompany	345,311	(365,259)	21,714	(1,766)	0

Total liabilities	1,268,541	(312,852)	81,622	(37,198)	1,000,113
Equity:
SHLP equity:
Owners’ equity	294,511	756,872	119,297	(876,169)	294,511
Accumulated other comprehensive income	6,392	6,392	0	(6,392)	6,392

Total SHLP equity	300,903	763,264	119,297	(882,561)	300,903
Non-controlling interests	0	0	27,100	0	27,100

Total equity	300,903	763,264	146,397	(882,561)	328,003

Total liabilities and equity	$1,569,444	$450,412	$228,019	$(919,759)	$1,328,116

(b)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2011 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Loss

Three Months Ended June 30, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$96,466	$34,700	$1,302	$0	$132,468
Cost of sales	(80,318)	(27,496)	(259)	95	(107,978)

Gross margin	16,148	7,204	1,043	95	24,490
Selling expenses	(6,234)	(2,839)	(1,126)	0	(10,199)
General and administrative expenses	(7,995)	(2,979)	(599)	0	(11,573)
Equity in income (loss) from joint ventures, net	10	(7)	314	0	317
Equity in loss from subsidiaries	(6,541)	(9,534)	(1,166)	17,241	0
Interest expense	(5,511)	(398)	0	0	(5,909)
Other (expense) income, net	(1,977)	1,368	(7,694)	(95)	(8,398)

Loss before income taxes	(12,100)	(7,185)	(9,228)	17,241	(11,272)
Income tax expense	(1)	(838)	(9)	0	(848)

Net loss	(12,101)	(8,023)	(9,237)	17,241	(12,120)
Less: Net loss attributable to non-controlling interests	0	0	19	0	19

Net loss attributable to SHLP	$(12,101)	$(8,023)	$(9,218)	$17,241	$(12,101)

Comprehensive loss	$(12,742)	$(8,664)	$(9,237)	$17,882	$(12,761)

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

Three Months Ended June 30, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$85,486	$28,158	$1,290	$0	$114,934
Cost of sales	(81,213)	(22,935)	(803)	95	(104,856)

Gross margin	4,273	5,223	487	95	10,078
Selling expenses	(6,945)	(3,081)	(1,144)	0	(11,170)
General and administrative expenses	(6,241)	(1,467)	(557)	0	(8,265)
Equity in (loss) income from joint ventures	(224)	22	100	0	(102)
Equity in income (loss) from subsidiaries	1,242	(680)	(108)	(454)	0
Loss on debt extinguishment	(88,384)	0	0	0	(88,384)
Interest expense	(4,000)	(375)	0	0	(4,375)
Other income (expense), net	(826)	1,248	459	(95)	786

(Loss) income before income taxes	(101,105)	890	(763)	(454)	(101,432)
Income tax benefit (expense)	0	680	(4)	0	676

Net (loss) income	(101,105)	1,570	(767)	(454)	(100,756)
Less: Net income attributable to non-controlling interests	0	0	(349)	0	(349)

Net (loss) income attributable to SHLP	$(101,105)	$1,570	$(1,116)	$(454)	$(101,105)

Comprehensive (loss) income	$(99,834)	$2,841	$(767)	$(1,725)	$(99,485)

(b)	Includes Shea Homes Funding Corp. since inception on April 26, 2011; no significant activity occurred for the financial statement period presented above.

Condensed Consolidating Statement of Operations and Comprehensive Loss

Six Months Ended June 30, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$164,252	$71,027	$2,792	$0	$238,071
Cost of sales	(134,524)	(58,203)	(445)	159	(193,013)

Gross margin	29,728	12,824	2,347	159	45,058
Selling expenses	(11,613)	(5,831)	(2,107)	0	(19,551)
General and administrative expenses	(13,599)	(5,030)	(1,195)	0	(19,824)
Equity in income (loss) from joint ventures, net	139	(31)	276	0	384
Equity in loss from subsidiaries	(2,790)	(10,387)	(2,443)	15,620	0
Interest expense	(11,469)	(724)	(4)	0	(12,197)
Other (expense) income, net	(2,903)	3,213	(6,243)	(159)	(6,092)

Loss before income taxes	(12,507)	(5,966)	(9,369)	15,620	(12,222)
Income tax expense	(5)	(86)	(5)	0	(96)

Net loss	(12,512)	(6,052)	(9,374)	15,620	(12,318)
Less: Net income attributable to non-controlling interests	0	0	(194)	0	(194)

Net loss attributable to SHLP	$(12,512)	$(6,052)	$(9,568)	$15,620	$(12,512)

Comprehensive loss	$(11,710)	$(5,250)	$(9,374)	$14,818	$(11,516)

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income

Six Months Ended June 30, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$146,273	$38,867	$3,853	$0	$188,993
Cost of sales	(133,735)	(32,186)	(2,524)	143	(168,302)

Gross margin	12,538	6,681	1,329	143	20,691
Selling expenses	(12,284)	(4,676)	(2,428)	0	(19,388)
General and administrative expenses	(12,436)	(2,954)	(1,098)	0	(16,488)
Equity in (loss) income from joint ventures	(426)	15	(84)	0	(495)
Equity in (loss) income from subsidiaries	1,013	(1,412)	(815)	1,214	0
Loss on debt extinguishment	(88,384)	0	0	0	(88,384)
Interest expense	(7,739)	(587)	0	0	(8,326)
Other income (expense), net	(1,673)	2,926	1,307	(143)	2,417

(Loss) income before income taxes	(109,391)	(7)	(1,789)	1,214	(109,973)
Income tax benefit (expense)	(3)	1,034	(14)	0	1,017

Net (loss) income	(109,394)	1,027	(1,803)	1,214	(108,956)
Less: Net income attributable to non-controlling interests	0	0	(438)	0	(438)

Net (loss) income attributable to SHLP	$(109,394)	$1,027	$(2,241)	$1,214	$(109,394)

Comprehensive (loss) income	$(107,443)	$2,978	$(1,803)	$(737)	$(107,005)

(b)	Includes Shea Homes Funding Corp. since inception on April 26, 2011; no significant activity occurred for the financial statement period presented above.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash (used in) provided by operating activities	$(28,819)	$(29,883)	$22,534	$2,538	$(33,630)

Investing activities
Proceeds from sale of available-for-sale investments	0	5,212	0	0	5,212
Other investing activities	50	1,543	(784)	0	809

Net cash provided by (used in) investing activities	50	6,755	(784)	0	6,021

Financing activities
Intercompany	11,860	14,613	(23,935)	(2,538)	0
Other financing activities	(854)	0	1,034	0	180

Net cash provided by (used in) financing activities	11,006	14,613	(22,901)	(2,538)	180

Net decrease in cash and cash equivalents	(17,763)	(8,515)	(1,151)	0	(27,429)
Cash and cash equivalents at beginning of period	157,511	96,100	14,755	0	268,366

Cash and cash equivalents at end of period	$139,748	$87,585	$13,604	$0	$240,937

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash (used in) provided by operating activities	$(18,295)	$(21,379)	$223	$(5,057)	$(44,508)

Investing activities
Net proceeds from promissory notes from related parties	(2,026)	(31,267)	(453)	135,487	101,741
Investments in joint ventures	(300)	(86)	(15,414)	0	(15,800)
Other investing activities	(72)	2,445	5,525	0	7,898

Net cash provided by (used in) investing activities	(2,398)	(28,908)	(10,342)	135,487	93,839

Financing activities
Repayments on revolving lines of credit	(80,448)	0	0	0	(80,448)
Borrowings from financial institutions	750,000	0	0	0	750,000
Principal payments to financial institutions and others	(720,835)	0	0	0	(720,835)
Intercompany	(5,451)	127,993	7,888	(130,430)	0
Other financing activities	7,366	0	3,828	0	11,194

Net cash (used in) provided by financing activities	(49,368)	127,993	11,716	(130,430)	(40,089)

Net increase (decrease) in cash and cash equivalents	(70,061)	77,706	1,597	0	9,242
Cash and cash equivalents at beginning of period	99,511	54,393	12,970	0	166,874

Cash and cash equivalents at end of period	$29,450	$132,099	$14,567	$0	$176,116

(b)	Includes Shea Homes Funding Corp. since inception on April 26, 2011; no significant activity occurred for the financial statement period presented above.

20. Subsequent Events

Shea Homes Appreciation Rights Plan

On August 8, 2012, the Board of Directors of J.F. Shea Construction Management, Inc. (the “Board of Directors”), the ultimate general partner of SHLP, adopted, effective January 1, 2012, the Shea Homes Appreciation Rights Plan (the “SHAR Plan”), an equity appreciation plan designed to provide employees and non-employee service providers a financial incentive to contribute to the Company’s long-term success. The SHAR Plan provides for the issuance of units representing the right to receive payment, generally at the time such units vest, based on the increase in value of SHLP’s equity after grant of the units.

The Board of Directors administers the SHAR Plan and has the authority to make all determinations thereunder including participants, valuations, amount and timing of grants, vesting criteria, amount and timing of payments (including interim payments), modifications and termination.

On August 8, 2012, the Board of Directors approved the SHAR Plan 2012 Grant (the “2012 Grant”), effective January 1, 2012 (the “Effective Date”). The 2012 Grant provides for the issuance of up to 960,663 units at a stipulated base value of $10.00 per unit. The units granted pursuant to the 2012 Grant vest up to five years after the Effective Date. Subject to participant service eligibility requirements, appreciation in the value of the units during this period is payable to participants when such units vest. However, as a further incentive to participants, the Board of Directors concurrently approved annual interim payments of the 2012 Grant, payable to participants in March 2013, 2014 and 2015. Upon vesting, for each eligible participant, interim payments will be offset against the full appreciation of these units and the resultant net amount payable to participant, if any, will be paid upon vesting, which occurs in March 2016.

Shea Homes Cash Bonus Plan

On August 8, 2012, the Board of Directors approved the 2012 Shea Homes Cash Bonus Plan (the “Bonus Plan”), designed as a financial incentive to employees that recognizes individual and company performance. The Bonus Plan awards vary by employee and are based on various objective criteria, such as Company pre-tax profit, customer service scores and performance against business plan, and discretionary criteria.

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

Overview

The improvement in operating results in the second half of 2011 continued in the first half of 2012. For the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, new home sales orders increased 43% and 44%, respectively, new home orders per community increased 80% and 65%, respectively, homes closed increased 12% and 20%, respectively, and homebuilding revenues increased 15% and 26%, respectively. Gross margin as a percentage of revenues improved 111%, from 8.8% to 18.5%, for the three months ended June 30, 2012 compared to June 30, 2011, and improved 73%, from 10.9% to 18.9%, for the six months ended June 30, 2012 compared to June 30, 2011. Furthermore, we believe we are positioned to take advantage of the housing market recovery. We have $270.0 million in cash, cash equivalents and investments and continue to invest in land opportunities in desirable locations to supplement our favorable land positions. In 2012, for the second year in a row, Shea Homes was honored as one of 50 top consumer brands in the United States to be named a “Customer Service Champion” by J.D. Power Associates, which should further differentiate our brand while lowering selling costs from increased referrals.

For the three months ended June 30, 2012, net loss attributable to SHLP was $(12.1) million compared to $(101.1) million for the three months ended June 30, 2011. This decrease in loss was primarily attributable to an $88.4 million loss on debt extinguishment in connection with the payoff of previously outstanding indebtedness in May 2011, $14.4 million of higher gross margin due to increased homes closed (307 homes closed in 2012 compared to 273 homes closed in 2011) and a 2% increase in average selling price on homes closed. Partially offsetting these were $3.3 million of increased general and administrative expenses primarily due to legal expenses associated with our tax court case on the use of the completed contract method, $1.5 million of increased interest expense from fewer assets qualifying for interest capitalization, and an $8.2 million charge for the increase of the deferred gain related to the novation and reinsurance of our completed operations reserves in 2009. This increase, and resultant expense, resulted from of an increase in an actuarial estimate of ultimate losses to be paid on these policies, which were based on completed operations claim trends related to our markets and products built, claim settlement patterns and insurance industry practices. However, at June 30, 2012, the estimated ultimate loss to be paid under these policies does not exceed the policy limits under the novation and reinsurance transactions.

For the six months ended June 30, 2012, net loss attributable to SHLP was $(12.5) million compared to $(109.4) million for the six months ended June 30, 2011. This decrease in loss was primarily attributable to an $88.4 million loss on debt extinguishment in connection with the payoff of previously outstanding indebtedness in May 2011, $24.4 million of higher gross margin due to increased homes closed (545 homes closed in 2012 compared to 455 homes closed in 2011) and a 4% increase in average selling price of homes closed. Partially offsetting these were $3.3 million of increased general and administrative expenses primarily due to legal expenses associated with our tax court case on the use of the completed contract method, $3.9 million of increased interest expense from fewer assets qualifying for interest capitalization, and a $7.4 million charge for the increase of the deferred gain related to the novation and reinsurance of our completed operations reserves in 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Revenues	$132,468	$114,934	15%	$238,071	$188,993	26%
Cost of sales	(107,978)	(104,856)	3	(193,013)	(168,302)	15

Gross margin	24,490	10,078	143	45,058	20,691	118
Selling expenses	(10,199)	(11,170)	(9)	(19,551)	(19,388)	1
General and administrative expenses	(11,573)	(8,265)	40	(19,824)	(16,488)	20
Equity in income (loss) from joint ventures	317	(102)	(411)	384	(495)	(178)
Loss on debt extinguishment	0	(88,384)	(100)	0	(88,384)	(100)
Interest expense	(5,909)	(4,375)	35	(12,197)	(8,326)	46
Other (expense) income, net	(8,398)	786	(1,168)	(6,092)	2,417	(352)

Loss before income taxes	(11,272)	(101,432)	(89)	(12,222)	(109,973)	(89)
Income tax (expense) benefit	(848)	676	(225)	(96)	1,017	(109)

Net loss	(12,120)	(100,756)	(88)	(12,318)	(108,956)	(89)
Less: Net (income) loss attributable to non-controlling interests	19	(349)	(105)	(194)	(438)	(56)

Net loss attributable to SHLP	$(12,101)	$(101,105)	(88)%	$(12,512)	$(109,394)	(89)%

Comprehensive loss	$(12,761)	$(99,485)	(87)%	$(11,516)	$(107,005)	(89)%

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest new home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes three to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home sales orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and six months ended June 30, 2012 are not necessarily indicative of results expected for the year ended December 31, 2012.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Revenues:
House revenues	$127,108	$111,149	14%	$228,016	$182,317	25%
Land revenues	4,738	2,157	120	8,701	4,030	116
Other homebuilding revenues	372	1,360	(73)	861	2,121	(59)

Total homebuilding revenues	132,218	114,666	15	237,578	188,468	26
Other revenues	250	268	(7)	493	525	(6)

Total revenues	$132,468	$114,934	15%	$238,071	$188,993	26%

For the three months ended June 30, 2012, total revenues were $132.5 million compared to $114.9 million for the three months ended June 30, 2011. This increase was primarily attributable to a 12% increase in homes closed and a 2% increase in the average selling price (“ASP”) of homes closed.

For the six months ended June 30, 2012, total revenues were $238.1 million compared to $189.0 million for the six months ended June 30, 2011. This increase was primarily attributable to a 20% increase in homes closed and an 4% increase in ASP of homes closed.

For the three and six months ended June 30, 2012 and 2011, homebuilding revenues by segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Southern California:
House revenues	$30,098	$25,813	17%	$53,416	$45,586	17%
Land revenues	0	0	0	3,056	0	100
Other homebuilding revenues	6	7	(14)	12	7	71

Total homebuilding revenues	$30,104	$25,820	17%	$56,484	$45,593	24%

San Diego:
House revenues	$10,136	$14,125	(28)%	$24,241	$19,832	22%
Land revenues	0	16	(100)	0	66	(100)
Other homebuilding revenues	44	4	1,000	46	8	475

Total homebuilding revenues	$10,180	$14,145	(28)%	$24,287	$19,906	22%

Northern California:
House revenues	$30,240	$26,227	15%	$56,065	$42,046	33%
Land revenues	0	210	(100)	0	210	(100)
Other homebuilding revenues	198	121	64	331	157	111

Total homebuilding revenues	$30,438	$26,558	15%	$56,396	$42,413	33%

Mountain West:
House revenues	$28,434	$21,240	34%	$45,986	$32,055	43%
Land revenues	4,738	1,661	185	5,645	3,484	62
Other homebuilding revenues	39	814	(95)	175	1,330	(87)

Total homebuilding revenues	$33,211	$23,715	40%	$51,806	$36,869	41%

South West:
House revenues	$26,615	$22,573	18%	$45,918	$40,536	13%
Land revenues	0	270	(100)	0	270	(100)
Other homebuilding revenues	85	414	(79)	297	619	(52)

Total homebuilding revenues	$26,700	$23,257	15%	$46,215	$41,425	12%

Other:
House revenues	$1,585	$1,171	35%	$2,390	$2,262	6%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	0	0	0	0	0	0

Total homebuilding revenues	$1,585	$1,171	35%	$2,390	$2,262	6%

For the three months ended June 30, 2012, total homebuilding revenues were $132.2 million compared to $114.7 million for the three months ended June 30, 2011. This increase was primarily attributable to a 12% increase in homes closed and a 2% increase in the ASP of homes closed.

In the Southern California segment, homes closed increased 2% and the ASP of homes closed increased 15%. The increase of ASP was primarily due to closings from a new community that opened in 2011 and a new product offering in an existing community, both with higher ASPs. In the San Diego segment, homes closed and the ASP of homes closed decreased 27% and 2%, respectively. The decrease in homes closed was primarily from existing communities and the close-out of a community in late 2011 that had 53% of the closings for the three months ended June 30, 2011. In the Northern California segment, homes closed and ASP of homes closed increased 9% and 5%, respectively, primarily from existing communities. In the Mountain West segment, homes closed increased 39% primarily from two existing communities in Colorado, and the ASP of homes closed decreased 4%. In the South West segment, homes closed increased 19% and the ASP of homes closed decreased 1% primarily from existing communities.

For the six months ended June 30, 2012, total homebuilding revenues were $237.6 million compared to $188.5 million for the six months ended June 30, 2011. This increase was primarily attributable to a 20% increase in homes closed and a 4% increase in ASP of homes closed. The increase in the ASP of homes closed was primarily attributable to a shift to higher-priced homes.

In the Southern California segment, homes closed increased 9% and the ASP of homes closed increased 8%. The increase of homes closed and ASP of homes closed was primarily due to closings from a new community that opened in 2011 and a new product offering in an existing community with higher ASPs. In the San Diego segment, homes closed increased 24% and the ASP of homes closed decreased 2%, respectively, primarily from existing communities. In the Northern California segment, homes closed and the ASP of homes closed increased 32% and 1%, respectively, primarily from existing communities. In the Mountain West segment, homes closed and the ASP of homes closed increased 40% and 3%, respectively, primarily from existing communities. In the South West segment, homes closed and the ASP of homes closed increased 9% and 4%, respectively, primarily from existing communities.

For the three and six months ended June 30, 2012 and 2011, homes closed by segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Homes closed:
Southern California	64	63	2%	111	102	9%
San Diego	19	26	(27)	46	37	24
Northern California	58	53	9	115	87	32
Mountain West	64	46	39	102	73	40
South West	95	80	19	160	147	9
Other	7	5	40	11	9	22

Total consolidated	307	273	12	545	455	20
Unconsolidated joint ventures	37	29	28	57	49	16

Total homes closed	344	302	14%	602	504	19%

For the three and six months ended June 30, 2012 and 2011, the ASP of homes closed by segment was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
ASP of homes closed:
Southern California	$470,281	$409,730	15%	$481,225	$446,922	8%
San Diego	533,474	543,269	(2)	526,978	536,000	(2)
Northern California	521,379	494,849	5	487,522	483,287	1
Mountain West	444,281	461,739	(4)	450,843	439,110	3
South West	280,158	282,163	(1)	286,988	275,755	4
Other	226,429	234,200	(3)	217,273	251,333	(14)

Total consolidated	414,033	407,139	2	418,378	400,697	4
Unconsolidated joint ventures	298,459	283,414	5	302,456	305,776	(1)

Total ASP of homes closed	$401,602	$395,258	2%	$407,402	$391,468	4%

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments. Gross margin for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Gross Margin %	2011	Gross Margin %	2012	Gross Margin %	2011	Gross Margin %
	(Dollars in thousands)
Gross margin	$24,490	18.5%	$10,078	8.8%	$45,058	18.9%	$20,691	10.9%

For the three months ended June 30, 2012, total gross margin was $24.5 million compared to $10.1 million for the three months ended June 30, 2011. This increase was primarily attributable to increased homes closed. In addition, $9.7 million of impairments were incurred in the three months ended June 30, 2011, which was 8% of revenues. There were no impairments for the three months ended June 30, 2012.

For the six months ended June 30, 2012, total gross margin was $45.1 million compared to $20.7 million for the six months ended June 30, 2011. This increase was primarily attributable to increased homes closed and higher margins resulting from increased ASP of homes closed. In addition, $10.3 million of impairments were incurred in the six months ended June 30, 2011, which was 5% of revenues. There were no impairments for the six months ended June 30, 2012.

Gross margin by segment for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	Gross Margin %	2011	Gross Margin %	2012	Gross Margin %	2011	Gross Margin %
	(Dollars in thousands)
Gross margin:
Southern California	$7,386	24.5%	$3,914	15.2%	$13,521	23.9%	$5,286	11.6%
San Diego	1,292	12.7	(7,131)	(50.4)	4,609	19.0	(6,221)	(31.3)
Northern California	7,090	23.3	4,777	18.0	13,603	24.1	8,162	19.2
Mountain West	4,444	13.4	4,161	17.5	5,918	11.4	6,714	18.2
South West	3,733	14.0	4,033	17.3	6,502	14.1	5,994	14.5
Other	295	18.6	56	4.8	412	17.2	231	10.2
Corporate	250	0	268	0	493	0	525	0

Total gross margin	$24,490	18.5%	$10,078	8.8%	$45,058	18.9%	$20,691	10.9%

Impairment is primarily attributable to lower home prices driven by increased incentives and price reductions in response to weak demand and economic conditions, including foreclosures, higher unemployment, lower consumer confidence and tighter mortgage credit standards. For the three and six months ended June 30, 2012, the decrease in impairment compared to June 30, 2011 resulted from price stabilization in the housing market.

Impairment by segment and type for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Impairment by segment:
Southern California	$0	$0	0%	$0	$0	0%
San Diego	0	9,684	(100)	0	9,684	0
Northern California	0	0	0	0	0	0
Mountain West	0	0	0	0	0	0
South West	0	0	0	0	618	(100)
Other	0	0	0	0	0	0

Total impairment	$0	$9,684	(100)%	$0	$10,302	(100)%

Impairment by type:
Inventory	$0	$9,684	(100)%	$0	$10,302	(100)%
Joint venture	0	0	0	0	0	0

Total impairment	$0	$9,684	(100)%	$0	$10,302	(100)%

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Total homebuilding revenues	$132,218	$114,666	15%	$237,578	$188,468	26%
Selling expense	$10,199	$11,170	(9)%	$19,551	$19,388	1%

% of total homebuilding revenues	7.7%	9.7%	(21)%	8.2%	10.3%	(20)%

General and administrative expense	$11,573	$8,265	40%	$19,824	$16,488	20%

% of total homebuilding revenues	8.8%	7.2%	21%	8.3%	8.7%	(5)%

Total selling, general and administrative expense	$21,772	$19,435	12%	$39,375	$35,876	10%

% of total homebuilding revenues	16.5%	16.9%	(3)%	16.6%	19.0%	(13)%

Selling Expense

For the three months ended June 30, 2012, selling expense was $10.2 million compared to $11.2 million for the three months ended June 30, 2011. This decrease was primarily attributable to a decrease in model home amortization costs, offset by an increase in direct selling costs from increased homes closed.

For the six months ended June 30, 2012, selling expense was $19.6 million compared to $19.4 million for the six months ended June 30, 2011. This increase was primarily attributable to an increase in direct selling costs from increased homes closed, offset by a decrease in model home amortization costs.

General and Administrative Expense

For the three months ended June 30, 2012, general and administrative expense was $11.6 million compared to $8.3 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, general and administrative expense was $19.8 million compared to $16.5 million for the six months ended June 30, 2011. These increases were primarily attributable to increased legal expenses associated with our July 2012 tax court case on our use of the completed contract method, and increased incentive compensation costs.

Equity in Income (Loss) from Joint Ventures

Equity in income (loss) from joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in real property development.

For the three months ended June 30, 2012, equity in income (loss) from joint ventures was $0.3 million compared to $(0.1) million for the three months ended June 30, 2011. For the six months ended June 30, 2012, equity in income (loss) from joint ventures was $0.4 million compared to $(0.5) million for the six months ended June 30, 2011. For the three and six months ended June 30, 2012 and 2011, there were no significant earnings or losses from any unconsolidated joint venture.

Loss on Debt Extinguishment

Concurrent with the payoff of our previous debt, the Secured Facilities, on May 10, 2011, an $88.4 million loss on debt extinguishment was recognized for the $65.0 million write-off of the Secured Facilities discount, which increased the Secured Facilities principal to its face value, $779.6 million, and the $23.4 million write-off of prepaid professional and loan fees incurred in connection with the Secured Facilities.

Interest Expense

Interest expense is interest incurred and not capitalized. For the three and six months ended June 30, 2012 and 2011, most interest incurred was capitalized to inventory and some expensed.

For the three months ended June 30, 2012, interest expense was $5.9 million compared to $4.4 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, interest expense was $12.2 million compared to $8.3 million for the six months ended June 30, 2011. This increase was primarily attributable to fewer assets qualifying for interest capitalization, offset by lower interest incurred. The decrease in interest incurred was the result of a higher effective interest rate on our previous notes payable, which was extinguished in May 2011 and replaced by new senior secured notes.

Other (Expense) Income, Net

Other (expense) income, net is comprised of interest income, gains (losses) on investments, deferred gain amortization and other income (expense). Interest income is primarily from related party notes receivable, investments and interest bearing cash accounts. The deferred gain amortization relates to the novation and reinsurance of our completed operations reserve in 2009 and is recognized as income (expense) when the related claims are paid or actuarial estimates are adjusted.

For the three and six months ended June 30, 2012 and 2011, other (expense) income, net was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Other (expense) income, net:
Interest income	$1,227	$753	63%	$2,546	$1,478	72%
Loan modification fee recovery (expense)	0	(14)	(100)	0	645	(100)
Gain on sale of investments	0	270	(100)	23	409	(94)
Loss on deferred gain amortization	(8,164)	(711)	1,048	(7,367)	(580)	1,170
Other income (expense)	(1,461)	488	(399)	(1,294)	465	(378)

Total other (expense) income, net	$(8,398)	$786	(1,168)%	$(6,092)	$2,417	(352)%

For the three and six months ended June 30, 2012, other (expense) income, net was $(8.4) million and $(6.1) million, respectively, compared to $0.8 million and $2.4 million, respectively, for the three and six months ended June 30, 2011. The decrease in income for the three and six months ended June 30, 2012 was primarily attributable to the loss on the deferred gain amortization related to the novation and reinsurance of our completed operations reserves in 2009. The increase in the deferred gain, and resultant expense, was the result of an increase in the actuary’s estimate of ultimate losses that will be paid out on these policies based on trends in completed operations claims related to our markets and products built, claim settlement patterns and insurance industry practices. However, at June 30, 2012, the estimated ultimate loss to be paid under these policies does not exceed the policy limits under the novation and reinsurance transactions.

Income Tax (Expense) Benefit

At June 30, 2012 and December 31, 2011, net deferred tax assets were $36.7 million and $38.2 million, respectively, which primarily related to available loss carryforwards, inventory and marketable securities impairments, housing and land inventory basis differences and income recognition timing differences from our investment in joint ventures. At June 30, 2012 and December 31, 2011, deferred tax asset valuation fully reserved the net deferred tax asset due to the inherent uncertainty of future income. To the extent eligible taxable income exists, which allows tax benefits of these deferred tax assets to be utilized, the effective tax rate may be reduced, subject to certain limitations under Internal Revenue Code Section 382, by reducing the valuation allowance and offsetting a portion of taxable income. However, it is unlikely all net deferred tax assets will be realized.

For the three months ended June 30, 2012, income tax (expense) income was $(0.8) million compared to $0.7 million for the three months ended June 30, 2011. For the six months ended June 30, 2012, income tax (expense) benefit was $(0.1) million compared to $1.0 million for the six months ended June 30, 2011. This decrease in tax benefit was primarily attributable to increased taxable income, offset by the reduction of certain deferred tax assets previously reserved.

Net (Income) Expense Attributable to Non-Controlling Interests

We consolidate joint ventures when we have a controlling interest or, absent a controlling interest, can substantially influence its business. Net (income) expense attributable to non-controlling interests represents the share of (income) expense attributable to the parties having a non-controlling interest.

For the three months ended June 30, 2012, net (income) expense attributable to non-controlling interests was zero compared to $(0.3) million for the three months ended June 30, 2011. For the six months ended June 30, 2012, net (income) expense attributable to non-controlling interests was $(0.2) million compared to $(0.4) million for the six months ended June 30, 2011.

In May 2012, SHLP purchased the Vistancia, LLC non-controlling interest’s entire 16.7% partnership interest in Vistancia, LLC for a nominal amount. The reduction in non-controlling interests as a result of the purchase was also nominal. The former non-controlling interest continues to receive the distribution payable, which is $0.1 million quarterly. At June 30, 2012, the distribution payable was $3.1 million.

Comprehensive Loss

Comprehensive loss includes net income (loss) plus other comprehensive income (loss) attributable to unrealized gains (losses) from investments, net of reclassification adjustments for realized gains and tax expense.

For the three and six months ended June 30, 2012 and 2011, comprehensive loss was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Comprehensive Loss:
Net loss	$(12,120)	$(100,756)	(88)%	$(12,318)	$(108,956)	(89)%
Unrealized gains (losses) on investments, net	(641)	1,271	(150)	802	1,951	(59)

Total comprehensive loss, net	$(12,761)	$(99,485)	(87)%	$(11,516)	$(107,005)	(89)%

SELECTED HOMEBUILDING OPERATIONAL DATA

Homes Sales Orders and Active Selling Communities

Home sales orders are contracts executed with homebuyers to purchase homes and are stated net of cancellations. Except where market conditions or other factors justify increasing available unsold home inventory, construction of a home typically begins when a sales contract for that home is executed. Accordingly, recognition of a home sales order usually represents the beginning of the home’s construction cycle. Homebuilding construction expenditures and, ultimately, homebuilding revenues and cash flow, are therefore dependent on the timing and magnitude of home sales orders.

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

For the three and six months ended June 30, 2012 and 2011, home sales orders, net of cancellations, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Home sales orders, net:
Southern California	88	87	1%	158	167	(5)%
San Diego	57	49	16	110	89	24
Northern California	115	62	85	236	104	127
Mountain West	121	80	51	210	138	52
South West	194	122	59	348	242	44
Other	12	10	20	24	16	50

Total consolidated	587	410	43	1,086	756	44
Unconsolidated joint ventures	63	24	163	106	63	68

Total home sales orders, net	650	434	50%	1,192	819	46%

For the three and six months ended June 30, 2012 and 2011, active selling communities were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
Average number of active selling communities:
Southern California	7	13	(46)%	8	12	(33)%
San Diego	9	10	(10)	10	10	0
Northern California	15	15	0	16	13	23
Mountain West	13	13	0	13	13	0
South West	16	25	(36)	17	26	(35)
Other	3	3	0	3	3	0

Total consolidated	63	79	(20)	67	77	(13)
Unconsolidated joint ventures	10	14	(29)	11	13	(15)

Total average number of active selling communities	73	93	(22)%	78	90	(13)%

For the three months ended June 30, 2012, consolidated home sales orders and average number of consolidated active selling communities were 587 and 63, respectively, compared to 410 and 79, respectively, for the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, consolidated home sales order per active selling community were 9.3 and 5.2, respectively.

For the six months ended June 30, 2012, consolidated home sales orders and average number of consolidated active selling communities were 1,086 and 67, respectively, compared to 756 and 77, respectively, for the six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, consolidated home sales order per active selling community were 16.2 and 9.8, respectively.

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

At June 30, 2012 and 2011, sales order backlog was as follows:

	Homes		Sales Value		ASP
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
			(In thousands)		(In thousands)
Backlog:
Southern California	106	156	$58,862	$90,567	$555	$581
San Diego	103	94	41,266	47,891	401	509
Northern California	226	116	104,810	57,992	464	500
Mountain West	203	124	89,167	54,313	439	438
South West	340	242	92,717	64,988	273	269
Other	24	13	5,641	2,720	235	209

Total consolidated	1,002	745	392,463	318,471	392	427
Unconsolidated joint ventures	83	36	26,947	12,258	325	341

Total backlog	1,085	781	$419,410	$330,729	$387	$423

For the three and six months ended June 30, 2012 and 2011, cancellation rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cancellation rates:
Southern California	11%	24%	12%	20%
San Diego	29	21	30	25
Northern California	14	17	11	19
Mountain West	12	13	13	16
South West	10	13	11	15
Other	14	23	17	16

Total consolidated	14%	18%	14%	18%
Unconsolidated joint ventures	11	29	12	22

Total cancellation rates	13%	18%	14%	19%

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

As land is acquired and developed, each parcel is assigned a lot count. For parcels of land, an estimated number of lots are added to inventory once entitlement occurs. Occasionally, when the intended use of a parcel changes, lot counts are adjusted. As homes and land are sold, lot counts are reduced. Lots are categorized as (i) owned, (ii) controlled (which includes a contractual right to purchase) or (iii) owned or controlled through unconsolidated joint ventures. The status of each lot is identified by land held for development, land under development, lots available for construction, homes under construction, completed homes and models. Homes under construction and completed homes are also classified as sold or unsold.

At June 30, 2012, December 31, 2011 and June 30, 2011, total lots owned or controlled were as follows:

	June 30, 2012	December 31, 2011	% Change from December 31, 2011	June 30, 2011	% Change from June 30, 2011
Lots owned or controlled by segment:
Southern California	1,133	1,241	(9)%	1,288	(12)%
San Diego	713	774	(8)	908	(21)
Northern California	3,963	3,927	1	3,673	8
Mountain West	9,900	9,910	0	10,083	(2)
South West	1,819	1,854	(2)	1,635	11
Other	45	56	(20)	74	(39)

Total consolidated	17,573	17,762	(1)	17,661	0
Unconsolidated joint ventures	1,919	1,976	(3)	6,107	(69)

Total lots owned or controlled	19,492	19,738	(1)%	23,768	(18)%

Lots owned or controlled by ownership type:
Lots owned	9,753	9,722	0%	10,480	(7)%
Lots optioned or subject to contract	7,820	8,040	(3)	7,181	9
Unconsolidated joint venture lots	1,919	1,976	(3)	6,107	(69)

Total lots owned or controlled	19,492	19,738	(1)%	23,768	(18)%

At June 30, 2012, December 31, 2011 and June 30, 2011, total homes under construction and completed homes were as follows:

	June 30, 2012	December 31, 2011	% Change from December 31, 2011	June 30, 2011	% Change from June 30, 2011
Homes under construction:
Sold	657	225	192%	478	37%
Unsold	139	112	24	161	(14)

Total consolidated	796	337	136	639	25
Unconsolidated joint ventures	79	28	182	34	132

Total homes under construction	875	365	140%	673	30%

Completed homes:(a)
Sold(b)	38	51	(25)%	70	(46)%
Unsold	24	68	(65)	65	(63)

Total consolidated	62	119	(48)	135	(54)
Unconsolidated joint ventures	8	18	(56)	37	(78)

Total completed homes	70	137	(49)%	172	(59)%

(a)	Excludes model homes.
(b)	Sold but not closed.

Our inventory balance is comprised primarily of residential land that is in varying degrees of development and includes finished lots, land under development and land held for future development. Our business is primarily the sale of finished homes but includes acquisition and sale of lots and land in various stages of development. We frequently revise our business plan in response to market changes and as opportunities for such acquisitions and sales arise. The expected delivery of inventory at June 30, 2012 was as follows:

	Delivery of inventory
	Total June 30, 2012	Less Than 1 Year	1 – 3 Years	3 – 5 Years	5 –10 Years	After 10 Years
	(In thousands)
Southern California	$145,715	$48,169	$49,429	$28,590	$17,894	$1,633
San Diego	116,269	41,940	59,008	15,321	0	0
Northern California	212,172	60,363	98,422	34,833	18,461	93
Mountain West	238,149	56,594	51,829	41,624	50,183	37,919
South West	78,902	48,503	23,600	2,051	2,226	2,522
Other	3,554	3,554	0	0	0	0

Total inventory	$794,761	$259,123	$282,288	$122,419	$88,764	$42,167

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs are funded from homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. We do not have a revolving credit facility to fund short-term cash liquidity needs. At June 30, 2012, cash and cash equivalents were $240.9 million, restricted cash was $13.9 million and total debt was $751.7 million, compared to cash and cash equivalents of $268.4 million, restricted cash of $13.7 million and total debt of $752.1 million at December 31, 2011. Restricted cash includes cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds.

Based on our financial condition, we believe existing cash, cash equivalents and cash from operations will be sufficient to provide for our cash requirements in the next twelve months. In evaluating this sufficiency, we considered the expected cash flow to be generated by homebuilding operations and our current cash position, compared to anticipated cash requirements for interest payments on the Secured Notes, land purchase commitments, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

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

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our use of the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and has ordered the Company and the IRS to exchange briefs. We expect the matter to be submitted for decision to the Tax Court by the end of November 2012. Resolution of this matter, either through settlement or adjudication, may require payments (a) from SHI to the IRS and the applicable state taxing authorities for its income tax liability and interest and (b) from SHLP to its partners pursuant to the Tax Distribution Agreement for their liability attributable to SHLP’s income taxes and interest. We expect our position will prevail, but for adjudication contrary to our position, the total amount of the SHI’s payment to the IRS and applicable state taxing authorities could be up to $61 million and the required distributions to SHLP’s partners pursuant to the Tax Distribution Agreement could be up to $104 million.

The indenture governing the notes restricts SHLP’s ability to make distributions to its partners pursuant to the Tax Distribution Agreement in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess. The initial Maximum CCM Payment is $70.0 million, which amount will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of CCM and payments made by SHLP on certain guarantee obligations described in the indenture. Payments of CCM-related tax liabilities by SHLP pursuant to the Tax Distribution Agreement or by SHI will not impact our Consolidated Fixed Charge Coverage Ratio (as defined below) or our ability to incur additional indebtedness under the terms of the indenture governing the notes.

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

The following table presents cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$(33,630)	$(44,508)
Investing activities	6,021	93,839
Financing activities	180	(40,089)

Net (decrease) increase in cash	$(27,429)	$9,242

Cash from Operating Activities

For the six months ended June 30, 2012, cash used in operating activities was $33.6 million compared to $44.5 million for the six months ended June 30, 2011. This decrease in cash usage was primarily attributable to an increase in cash receipts from homes closed and reduced land acquisitions, offset by increased general and administrative expenses, and direct construction costs and selling expenses associated with the increased homes closed.

Cash from Investing Activities

For the six months ended June 30, 2012, cash provided by investing activities was $6.0 million compared to $93.8 million for the six months ended June 30, 2011. This decrease was primarily attributable to $101.7 million of collections received on notes receivable from related parties, primarily JFSCI, for the six months ended June 30, 2011. The payment from JFSCI was concurrent with the issuance of the Secured Notes to pay down amounts owed to the Company. For the six months ended June 30, 2012, $1.8 million was received on promissory notes from related parties. Further, for the six months ended June 30, 2012, $4.3 million of additional proceeds was received from the sale of marketable securities and $7.9 million less net contributions was made to unconsolidated joint ventures compared to the six months ended June 30, 2011.

Cash from Financing Activities

For the six months ended June 30, 2012, cash provided by (used in) financing activities was $0.2 million compared to $(40.1) million for the six months ended June 30, 2011. This increase was primarily attributable to a $20.0 million principal prepayment of the Company’s Secured Facilities in January 2011 and the $779.6 million payoff of the Secured Facilities in May 2011, which was primarily funded by $750.0 million of Secured Notes. In addition, $3.8 million of net contributions was received from non-controlling interests. For the six months ended June 30, 2012, $1.1 million of payments on notes payable was offset by $1.2 million of net contributions from non-controlling interests.

Notes Payable

At June 30, 2012 and December 31, 2011, notes payable were as follows:

	June 30, 2012	December 31, 2011
Notes payable:
Senior secured notes	$750,000	$750,000
Other secured promissory notes	1,700	2,056

Total notes payable	$751,700	$752,056

On May 10, 2011, 8.625% senior secured notes were issued in the aggregate principal amount of $750.0 million (the “Secured Notes”) and the outstanding obligations of the Company’s previous secured revolving lines of credit and notes payable (the “Secured Facilities”) were paid. Principal and interest paid under the Secured Facilities was $779.6 million and $2.5 million, respectively. Concurrent with the payoff of the Secured Facilities, an $88.4 million loss on debt extinguishment was recognized.

The Secured Notes were issued pursuant to Rule 144A and Regulation S, with registration rights. The registration of the Secured Notes with the SEC and the exchange of Secured Notes issued under the Securities Act was completed May 4, 2012. The Secured Notes bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. At June 30, 2012 and December 31, 2011, accrued interest was $8.1 million and $8.1 million, respectively.

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

The indenture governing the Secured Notes provides we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the indenture governing the Secured Notes) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the indenture governing the Secured Notes as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the indenture governing the Secured Notes) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the indenture governing the Secured Notes) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the indenture governing the Secured Notes. At June 30, 2012, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the indenture governing the Secured Notes, was 1.11.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, including specific performance requirements that may require us to purchase land when a land seller meets certain obligations, and purchase obligations for water system connection rights. At June 30, 2012, there were no material changes to contractual obligations from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2011 included in the Prospectus.

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

At June 30, 2012, we had $24.5 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $251.2 million, compared to $16.4 million and $211.9 million, respectively, at December 31, 2011. At June 30, 2012, $83.5 million of the $251.2 million remaining purchase price on such option contracts was subject to specific performance clauses, consistent with December 31, 2011. These specific performance option contracts were reflected in the applicable community’s future cash flow projections, which serve as the basis for the community’s impairment evaluation. For the six months ended June 30, 2012 and 2011, no impairments were recorded at communities with specific performance option contracts.

Water System Connection Rights

In certain consolidated homebuilding projects, we have contractual obligations to purchase and receive water system connection rights which, at June 30, 2012, were $36.7 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

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

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture. As a result of the sale, no other assets of Vistancia, LLC economically benefit the former non-controlling interest of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to the former non-controlling interest, which is paid $0.1 million quarterly. In May 2012, SHLP purchased the non-controlling interest’s entire 16.7% partnership interest in Vistancia, LLC for a nominal amount. The reduction in non-controlling interests as a result of the purchase was also nominal. The former non-controlling interest continues to receive the distribution payable $0.1 million quarterly. At June 30, 2012, the distribution payable was $3.1 million.

At December 31, 2011, total unconsolidated joint ventures’ notes payable were $103.7 million and included $55.4 million of bank and seller financing notes payable secured by real property and $48.3 million of notes payable to joint ventures’ partners, of which $15.4 million was secured by real property. At December 31, 2011, our consolidated joint venture, Shea Colorado, LLC (“SCLLC”), had investments in unconsolidated joint ventures, which, of the $103.7 million of total notes payable, these unconsolidated joint ventures had $14.0 million of bank and seller financing notes payable secured by real property and $40.9 million of notes payable with joint ventures’ partners, of which $15.4 million was secured by real property. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s investments in these unconsolidated joint ventures were excluded from the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

At June 30, 2012, total unconsolidated joint ventures’ notes payable were $32.1 million and included $25.7 million of bank and seller financing notes payable secured by real property and $6.4 million of notes payables with joint ventures’ partners. In addition, at June 30, 2012 and December 31, 2011, we had an indirect 12.3% effective ownership in a joint venture that had bank notes payable secured by real property of $7.2 million, in which we have not provided guarantees.

At June 30, 2012 and December 31, 2011, of the $32.1 million and $55.4 million in our unconsolidated joint ventures’ outstanding bank and seller financing secured notes payable, respectively, we provided guarantees on a joint and several basis for one secured note payable, which had an outstanding balance of $4.0 million and $11.2 million at June 30, 2012 and December 31, 2011, respectively. These guarantees include, but are not limited to, project completion and loan-to-value maintenance guarantees. At June 30, 2012 and December 31, 2011, we also had an indemnification agreement from our joint venture partner for 90% of this secured note payable’s outstanding balance of $4.0 million and $11.2 million, respectively. At June 30, 2012 and December 31, 2011, no liabilities were recorded for these guarantees as the fair value of secured real estate assets exceeded the outstanding notes payable. At June 30, 2012 and December 31, 2011, we have not provided guarantees on bank and seller financing secured notes payable of $21.7 million and $44.2 million, respectively, or on notes payable to joint ventures’ partners of $6.4 million and $48.3 million, respectively.

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

Guarantees, Surety Obligations and Other Contingencies

At June 30, 2012 and December 31, 2011, in addition to guarantees on our joint venture’s outstanding borrowings, an unconditional loan-to-value maintenance guarantee was provided, on a joint and several basis, for a secured development loan for Shea/Baker Ranch Associates, LLC, a related party in which we have no ownership interest. At June 30, 2012 and December 31, 2011, the loan had a $25.4 million outstanding principal balance. A liability was not recorded for this guarantee as the fair value of the secured real estate assets exceeded the outstanding notes payable.

At December 31, 2011, joint and several non-recourse (“bad boy”) guarantees were provided for two secured permanent financing loans of related parties in which we have no ownership interest. The bad boy guarantee may become a liability for us upon a voluntary bankruptcy filing by the related party borrower or the occurrence of other “bad” acts, including fraud or a material misrepresentation by the related party borrower. At December 31, 2011, these loans had a $34.1 million outstanding principal balance. In February 2012 and June 2012, these loans matured and we were released as a guarantor.

On May 10, 2011, concurrent with issuance of the Secured Notes, we entered into a new $75.0 million letter of credit facility. At June 30, 2012 and December 31, 2011, outstanding letters of credit against the letter of credit facility were $4.2 million, respectively.

We are required to provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At June 30, 2012, we had a $68.7 million exposure in connection with $169.0 million of surety bonds issued for our projects. At December 31, 2011, we had a $71.0 million exposure in connection with $178.4 million of surety bonds issued for our projects.

We also provided indemnification for bonds issued by unconsolidated joint ventures and other related party projects in which we have no ownership interest. At June 30, 2012, we had a $29.3 million exposure in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and a $2.3 million exposure in connection with $6.2 million of surety bonds issued for related party projects. At December 31, 2011, we had a $29.3 million exposure in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and a $3.1 million exposure in connection with $6.9 million of surety bonds issued for related party projects.

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

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture. As a condition of sale, the Company effectively remained an 8.33% guarantor on certain community facility district bond obligations to which the Company must meet a calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. In May 2012, as a result of the Company purchasing the non-controlling interest’s remaining share in Vistancia, LLC, the Company is an effective 10% guarantor on these bond obligations. At June 30, 2012 and December 31, 2011, the Company exceeded the minimum tangible net worth requirement.

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

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and six months ended June 30, 2012, general and administrative expenses included $4.5 million and $8.4 million, respectively, for corporate services provided by JFSCI. For the three and six months ended June 30, 2011, general and administrative expenses included $3.3 million and $7.3 million, respectively, for corporate services provided by JFSCI.

CRITICAL ACCOUNTING POLICIES

We believe no significant changes occurred to our critical accounting policies during the six months ended June 30, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2011 included in the Prospectus.

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

We believe there have been no significant changes to our market risks during the six months ended June 30, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2011 included in the Prospectus.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In such cases, there may exist an exposure to loss in excess of amounts accrued. In view of the inherent difficulty of predicting the outcome of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. While their outcome cannot be predicted with certainty, we believe we have appropriately reserved for these claims or matters. However, to the extent the liability arising from their ultimate resolution exceeds their recorded reserves, we could incur additional charges that could be significant. For further information regarding our material pending legal proceedings and developments, see Notes 14 and 16 to our condensed consolidated financial statements in this Form 10-Q, which Notes are incorporated by reference.

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

These changes may occur on a national scale or may acutely affect some of the regions or markets in which we operate more than others. When adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on some other homebuilding companies that have smaller presences in such markets. Our operations in previously strong markets, particularly California and Arizona, have more adversely affected our results of operations than our other markets in the current downturn.

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

The current downturn in the homebuilding industry is one of the most severe housing downturns in U.S. history. The significant decline in demand for new homes, significant oversupply of homes on the market and significant reductions in the availability of financing for homebuyers that have marked this downturn are continuing and may continue for some time. We have experienced material reductions in our home sales and homebuilding revenues, and we have incurred material inventory impairments and losses from our joint venture interests and other write-offs. It is not clear when or if these trends will reverse or when we may return to profitability. The continuation or worsening of this downturn would have a further material adverse effect on our business, financial condition and results of operations.

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

The mortgage lending industry experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality has caused most lenders to stop offering subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements. Fewer loan products, changes in conforming loan limits, tighter loan qualifications and a reduced willingness of lenders to provide loans make it more difficult for many buyers to finance the purchase of our homes. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers who historically made up a substantial part of our customers. These reductions in demand have adversely affected our business, financial condition and results of operations, and the duration and severity of their effects are uncertain.

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

The homebuilding industry has periodically experienced significant difficulties that can affect the cost or timing of construction, and adversely impact our revenues and operating margins, including:

•	difficulty in acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live;

•	shortages of qualified labor;

•	reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;

•	shortages of materials; and

•	increases in cost of materials, particularly lumber, drywall, cement, steel, plumbing and electrical components, which are significant components of home construction costs.

While competitive bidding helps control labor and building material costs, the downward trend of these costs has stopped. Material manufacturers are less inclined to reduce prices, and TradePartners® labor costs are at a point where further reductions are unlikely, in fact, costs could increase and adversely affect our financial condition and results of operations.

In several of our markets in 2012 through 2013, we need to replenish our lot inventory for construction. If the housing market recovers, the price of improved or finished lots for construction in these markets could increase, and adversely affect our financial condition and results of operations.

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

Since 2002, Shea Homes Inc. (“SHI”) and Shea Homes Limited Partnership (“SHLP”) have used the “completed contract method” of accounting (the “CCM”) to recognize taxable income or loss with respect to the majority of their respective homebuilding operations. The CCM allows SHI and SHLP to defer taxable income/loss recognition from their homebuilding operations until projects are substantially complete, rather than annually based on the sale of individual homes to buyers of those homes. The Internal Revenue Service (the “IRS”) has assessed a tax deficiency against SHLP and SHI, contending they did not accurately and appropriately apply the relevant U.S. Treasury Regulations in calculating their respective homebuilding projects’ income/loss pursuant to the CCM for years 2004 through 2008, and years 2003 through 2008, respectively. SHI and SHLP believe their use of the CCM complies with the relevant regulations and have filed a petition with the United States Tax Court to challenge the IRS position. The Tax Court heard trial testimony in July 2012 and has ordered the Company and the IRS to exchange briefs. We expect the matter to be submitted for decision to the Tax Court by the end of November 2012. If, contrary to our expectations, the IRS should prevail in this matter, SHI and SHLP would be required to recognize income for prior years that would otherwise be deferred until future years. With respect to SHI, this earlier recognition of income could result in a tax liability of up to $61 million (federal and state income taxes inclusive of interest). With respect to SHLP, the earlier recognition of income could result in the owners of SHLP incurring an additional tax liability of up to $104 million (federal and state income taxes inclusive of interest) for the years at issue, and SHLP would be required to make a distribution to its owners to pay a portion of such tax liability. The indenture governing our notes restricts SHLP’s ability to make such distributions in excess of a specified amount determined by a formula, unless SHLP receives a cash equity contribution from JFSCI in the amount of such excess. Such potential additional taxes imposed on SHI and tax distributions by SHLP may have a material adverse effect on the financial condition and results of operations of SHI and SHLP, respectively, which could compromise our ability to service our debt, including our notes.

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

At June 30, 2012, contingent liabilities included:

•

$4.0 million of potential liabilities pursuant to guarantees by SHLP of outstanding debt of AGS Home Builder I, LP, an unconsolidated joint venture in which SHLP has an effective 9.1% ownership interest, of which SHLP’s joint venture partners, certain investment funds managed by Angelo Gordon, are contractually obligated to reimburse SHLP for approximately 90% of any amounts required to be paid under such guarantees;

•

$25.4 million of potential liabilities pursuant to certain guarantees of outstanding debt of Shea/Baker Ranch Associates, LLC, a joint venture 50% owned by a Shea Family Owned Company in which SHLP has no ownership interest;

•

$29.3 million of remaining exposure with respect to $69.0 million of surety bond indemnifications related to unconsolidated joint ventures and $2.3 million of remaining exposure with respect to $6.2 million of surety bond indemnifications related to other Shea Family Owned Companies;

•	$68.7 million of remaining exposure in connection with $169.0 million of surety bonds issued in respect of projects of SHLP and its subsidiaries; and

•	other commitments to fund certain of our joint ventures pursuant to the agreements and organizational documents governing such joint ventures.

The amounts above do not include obligations with respect to letters of credit issued under our existing letter of credit facility as credit support for certain liabilities of our joint ventures.

Certain of our homebuilding projects utilize, and may continue to utilize, community facility district, metro-district and other local government bond financing programs to fund construction or acquisition of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. From time to time, we enter into credit support arrangements where we are required to make interest and principal payments on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. If the downturn in the homebuilding industry continues and results in further declines in new home sales, taxes and assessments levied on homeowners may be insufficient to cover interest and principal obligations on these bonds and we may be required to fund these shortfalls, possibly without reimbursement, and/or accrue liabilities in connection with these credit support arrangements.

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

In certain consolidated homebuilding projects, we have contractual obligations to purchase and receive water system connection rights which, at June 30, 2012, were $36.7 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction. The risks inherent in purchasing, controlling or holding these water system connection rights are substantial and increase as consumer demand for housing decreases. The value of these water system connection rights and their marketability can also fluctuate from changing market conditions. If the fair market value of these water system connection rights decreases, we may be required to reduce their carrying value which could adversely affect our financial condition and results of operations.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent and affiliated parties in which we do not have a controlling interest. At June 30, 2012, we had an investment of $17.2 million in these unconsolidated joint ventures and guaranteed, on a joint and several basis, $4.0 million of outstanding liabilities for projects under development by these unconsolidated joint ventures. In addition, we issue and may continue to issue letters of credit under our letter of credit facility as credit support for liabilities of our unconsolidated joint ventures.

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

Until August 2011, one of our affiliates, JFSCI, provided us with centralized cash management services. As part of this function, we engaged in related party transactions and monetary transfers to settle amounts owed. The resultant accounts receivables and payables from these transfers are paid monthly. In August 2011, we ceased our participation in the centralized cash management service and performed the function independently. In addition, SHI has an unsecured term note receivable from JFSCI (the “Intercompany Debt Balance”), which bears interest at 4%, is payable in equal quarterly installments and due May 15, 2019, and has an outstanding balance, including accrued interest, at June 30, 2012 of $24.0 million. Quarterly, we evaluate collectability of the Intercompany Debt Balance, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on this criteria, and as JFSCI applied prepayments under the note to defer future installments until May 2014, we do not presently anticipate collection risks on the Intercompany Debt Balance. However, JFSCI’s inability to honor its obligation with respect to the Intercompany Debt Balance could have a material adverse effect on our financial condition, results of operations and capital resources.

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

We have a significant amount of debt. At June 30, 2012, the total principal amount of our debt was $751.7 million. In addition, we have a substantial amount of contingent liabilities which could affect our business.

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

Despite our indebtedness, we and our subsidiaries may be able to incur significant additional indebtedness, including secured indebtedness, in the future, including under our letter of credit facility, which is secured on a Pari-Passu basis with our notes but will have the benefit of payment priority upon enforcement against the collateral. Although the indenture governing our notes contains restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to qualifications and exceptions, and, under certain circumstances, the indebtedness incurred in compliance with such restrictions could be substantial and certain of this indebtedness may be secured by the same collateral securing our notes, and the respective guarantees thereof. If new indebtedness is added to our and our subsidiaries’ debt levels, the related risks that we and the note guarantors face would be increased, and we may not be able to meet all our debt obligations, including repayment of our notes, in whole or in part. If we incur any additional debt that is secured on an equal and ratable basis with our notes or the guarantees thereof, the holders of that debt will be entitled to share ratably with the holders of our notes in any proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution or other winding-up of the applicable note issuer or guarantor. This may have the effect of reducing the amount of proceeds paid to holders of our notes.

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

ITEM 5.	OTHER INFORMATION

Shea Homes Appreciation Rights Plan

On August 8, 2012, the Board of Directors of J.F. Shea Construction Management, Inc. (the “Board of Directors”), the ultimate general partner of SHLP, adopted, effective January 1, 2012, the Shea Homes Appreciation Rights Plan (the “SHAR Plan”), an equity appreciation plan designed to provide employees and non-employee service providers a financial incentive to contribute to the Company’s long-term success. The SHAR Plan provides for the issuance of units representing the right to receive payment, generally at the time such units vest, based on the increase in value of SHLP’s equity after grant of the units.

The Board of Directors administers the SHAR Plan and has the authority to make all determinations thereunder including participants, valuations, amount and timing of grants, vesting criteria, amount and timing of payments (including interim payments), modifications and termination.

On August 8, 2012, the Board of Directors approved the SHAR Plan 2012 Grant (the “2012 Grant”), effective January 1, 2012 (the “Effective Date”). The 2012 Grant provides for the issuance of up to 960,663 units at a stipulated base value of $10.00 per unit. The units granted pursuant to the 2012 Grant vest up to five years after the Effective Date. Subject to participant service eligibility requirements, appreciation in the value of the units during this period is payable to participants when such units vest. However, as a further incentive to participants, the Board of Directors concurrently approved annual interim payments of the 2012 Grant, payable to participants in March 2013, 2014 and 2015. Upon vesting, for each eligible participant, interim payments will be offset against the full appreciation of these units and the resultant net amount payable to participant, if any, will be paid upon vesting, which occurs in March 2016.

Bert Selva, President and Chief Executive Officer of SHLP, was granted 153,222 units at a stipulated base value of $10.00 per unit under the SHAR Plan and is expected to receive a $250,000 annual interim payment on such units in March 2013, 2014 and 2015. Buddy Satterfield, President – Arizona, Rick Andreen, President – Trilogy brand and Layne Marceau, President – Northern California, were each granted 45,965 units at a stipulated base value of $10.00 per unit under the SHAR plan and are expected to each receive a $75,000 annual interim payment on such units in March 2013, 2014 and 2015.

Shea Homes Cash Bonus Plan

On August 8, 2012, the Board of Directors approved the 2012 Shea Homes Cash Bonus Plan (the “Bonus Plan”), designed as a financial incentive to employees that recognizes individual and company performance. For Bert Selva, Bonus Plan awards are based on objective criteria consisting of Company pre-tax profit and customer service scores. For Bruce Varker, Chief Financial Officer of SHLP, Bonus Plan awards are discretionary. For Buddy Satterfield, Rick Andreen and Layne Marceau, Bonus Plan awards are based on objective criteria consisting of Company pre-tax profit, customer service scores and performance against business plan.

ITEM 6.	EXHIBITS

3.1	Certificate of Limited Partnership of Shea Homes Limited Partnership *

3.2	Agreement of Limited Partnership of Shea Homes Limited Partnership *

4.1	Indenture, dated as of May 10, 2011, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee *

4.2	Registration Rights Agreement, dated as of May 10, 2011 between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Credit Suisse Securities (USA) LLC, as Initial Purchaser *

4.3	Intercreditor Agreement, dated as of May 10, 2011, among Shea Homes Limited Partnership, the grantors party thereto, Wells Fargo Bank, National Association and Credit Suisse AG **

10.1	Shea Homes Appreciation Rights Plan

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Shea Homes Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-177328) filed with the SEC on October 14, 2011
**	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-177328) filed with the SEC on December 22, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEA HOMES LIMITED PARTNERSHIP

(Registrant)

Dated: August 10, 2012	By:	/S/ ROBERTO F. SELVA
Roberto F. Selva
Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2012	By:	/S/ BRUCE J. VARKER
Bruce J. Varker
Chief Financial Officer
(Principal Financial Officer)