Form 10-Q
period 2012-09-30
Shea Homes Limited Partnership
filed 2012-11-13
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

SHEA HOMES LIMITED PARTNERSHIP

FORM 10-Q

INDEX

		Page No.

PART 1.	Financial Information

	ITEM 1. Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011.	2

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2012 and 2011	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	4

	Notes to Condensed Consolidated Financial Statements at September 30, 2012 (unaudited) and December 31, 2011 and for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	5

	ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

	ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	46

	ITEM 4. Controls and Procedures	46

PART 2.	Other Information

	ITEM 1. Legal Proceedings	47

	ITEM 1A. Risk Factors	47

	ITEM 6. Exhibits	61

SIGNATURES		62

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$205,640	$268,366
Restricted cash	13,733	13,718
Investments	13,924	32,428
Accounts and other receivables, net	128,211	120,689
Receivables from related parties, net	33,447	60,223
Inventory	886,695	783,810
Investments in joint ventures	18,272	17,870
Property and equipment, net	1,857	1,992
Other assets, net	28,612	29,020

Total assets	$1,330,391	$1,328,116

Liabilities and equity
Liabilities:
Notes payable	$758,682	$752,056
Payables to related parties	3,498	2,343
Accounts payable	44,173	46,063
Other liabilities	240,798	199,651

Total liabilities	1,047,151	1,000,113
Equity:
SHLP equity:
Owners’ equity	278,749	294,511
Accumulated other comprehensive income	4,064	6,392

Total SHLP equity	282,813	300,903
Non-controlling interests	427	27,100

Total equity	283,240	328,003

Total liabilities and equity	$1,330,391	$1,328,116

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)
Revenues	$146,421	$157,300	$384,492	$346,293
Cost of sales	(115,225)	(133,645)	(308,238)	(301,947)

Gross margin	31,196	23,655	76,254	44,346
Selling expenses	(10,296)	(11,141)	(29,847)	(30,529)
General and administrative expenses	(16,001)	(9,136)	(35,825)	(25,624)
Equity in income (loss) from joint ventures, net	(50)	(201)	334	(696)
Loss on debt extinguishment	0	0	0	(88,384)
Interest expense	(4,581)	(4,310)	(16,778)	(12,636)
Other income, net	8,839	644	2,747	3,061

Income (loss) before income taxes	9,107	(489)	(3,115)	(110,462)
Income tax benefit (expense)	(807)	2,851	(903)	3,868

Net income (loss)	8,300	2,362	(4,018)	(106,594)
Less: Net loss (income) attributable to non-controlling interests	30	(264)	(164)	(702)

Net income (loss) attributable to SHLP	$8,330	$2,098	$(4,182)	$(107,296)

Comprehensive income (loss)	$5,170	$1,761	$(6,346)	$(105,244)

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership							Non- controlling Interests	Total Equity
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total SHLP Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2010	$71,830	$194,240	$121,892	$18,901	$406,863	$5,363	$412,226	$20,087	$432,313
Comprehensive income (loss):
Net income (loss)	(73,052)	(14,090)	(932)	(19,222)	(107,296)	0	(107,296)	702	(106,594)
Change in unrealized gains on investments, net	0	0	0	0	0	1,350	1,350	0	1,350

Total comprehensive income (loss)							(105,946)	702	(105,244)
Contributions from owners and non-controlling interests	1,223	0	0	321	1,544	0	1,544	3,948	5,492
Distributions to non-controlling interests	0	0	0	0	0	0	0	(278)	(278)

Balance, September 30, 2011 (unaudited)	$1	$180,150	$120,960	$0	$301,111	$6,713	$307,824	$24,459	$332,283

Balance, December 31, 2011	$1	$173,555	$120,955	$0	$294,511	$6,392	$300,903	$27,100	$328,003
Comprehensive income (loss):
Net income (loss)	0	(4,182)	0	0	(4,182)	0	(4,182)	164	(4,018)
Change in unrealized gains on investments, net	0	0	0	0	0	(2,328)	(2,328)	0	(2,328)

Total comprehensive income (loss)							(6,510)	164	(6,346)
Redemption of Company’s interest in consolidated joint venture (see Note 13)	0	(11,580)	0	0	(11,580)	0	(11,580)	(28,239)	(39,819)
Contributions from non-controlling interests	0	0	0	0	0	0	0	1,746	1,746
Distributions to non-controlling interests	0	0	0	0	0	0	0	(344)	(344)

Balance, September 30, 2012 (unaudited)	$1	$157,793	$120,955	$0	$278,749	$4,064	$282,813	$427	$283,240

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2012	2011
	(unaudited)	(unaudited)
Operating activities
Net loss	$(4,018)	$(106,594)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss from joint ventures	(334)	696
Loss from debt extinguishment	0	88,384
Net gain on sale of investments	(8,802)	(539)
Depreciation and amortization expense	5,255	7,213
Impairment of inventory	0	10,302
Net interest capitalized on investment in joint ventures	(604)	(465)
Distributions of earnings from joint ventures	1,400	650
Changes in operating assets and liabilities:
Restricted cash	(15)	(1,351)
Receivables and other assets	(7,755)	(20,363)
Inventory	(114,860)	(36,153)
Payables and other liabilities	42,924	28,804

Net cash used in operating activities	(86,809)	(29,416)
Investing activities
Proceeds from sale of investments	23,954	1,180
Net proceeds from promissory notes from related parties	1,931	107,856
Investments in joint ventures	(1,711)	(16,447)
Distributions from joint ventures	244	7,002
Proceeds from sale of property and equipment	0	12,893
Other investing activities	(28)	(1,680)

Net cash provided by investing activities	24,390	110,804
Financing activities
Repayments on revolving lines of credit	0	(80,448)
Borrowings under senior secured notes payable	0	750,000
Principal payments to financial institutions and others	(1,541)	(721,358)
Accrued interest on notes payable	0	1,839
Amortization of notes payable discount	0	5,527
Contributions from non-controlling interests	1,746	3,948
Distributions to non-controlling interests	(344)	(278)
Contributions from owners	0	1,544
Other financing activities	(168)	0

Net cash used in financing activities	(307)	(39,226)

Net increase (decrease) in cash and cash equivalents	(62,726)	42,162
Cash and cash equivalents at beginning of period	268,366	166,874

Cash and cash equivalents at end of period	$205,640	$209,036

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2012

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of Shea Homes Limited Partnership (“SHLP”) and its wholly-owned subsidiaries, including Shea Homes, Inc. (“SHI”) and its wholly-owned subsidiaries. The Company consolidates all joint ventures in which it has a controlling interest or other ventures in which it is the primary beneficiary of a variable interest entity (“VIE”). Material intercompany accounts and transactions are eliminated. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2011, which are contained in the Company’s registration statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) on April 6, 2012 (the “Prospectus”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”). Adjustments, consisting of normal, recurring accruals, loss reserves and deferred tax asset valuation allowance adjustments, considered necessary for a fair presentation, are included.

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

We own a captive insurance company, Partners Insurance Company, Inc. (“PIC”), which provided warranty, general liability, workers’ compensation and completed operations insurance for us and related companies and third-party subcontractors. Effective for the policy years commencing in 2007, PIC ceased issuing policies for these coverages (see Note 12).

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest new home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes three to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home sales orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results expected for the year ended December 31, 2012.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

2. Summary of Significant Accounting Policies

Inventory

Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is written down to fair value or fair value less cost to sell. Quarterly, we review our real estate assets at each community for indicators of impairment. Real estate assets include projects actively selling, under development, held for future development or held for sale. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and selling prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses.

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

In accordance with our underlying completed operations insurance policies, a portion of these completed operations claims costs are recoverable from our subcontractors or insurance carriers. Completed operations claims through July 31, 2009 are insured with third-party insurance carriers and completed operations claims commencing August 1, 2009 are insured with third-party and affiliate insurance carriers.

Revenues

In accordance with Accounting Standards Codification (“ASC”) 360, revenues from housing and other real estate sales are recognized when the respective units are closed. Housing and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received, collection of associated receivables, if any, is reasonably assured and we have no other continuing involvement. Sales incentives are a reduction of revenues when the respective unit is closed.

Income Taxes

SHLP is treated as a partnership for income tax purposes. As a limited partnership, SHLP is subject to certain minimal state taxes and fees; however, taxes on income or losses realized by SHLP are generally the obligation of the Partners and their owners.

SHI and PIC are C corporations. Federal and state income taxes are provided for these entities in accordance with ASC 740. The provision for, or benefit from, income taxes is calculated using the asset and liability method, whereby deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect the year in which differences are expected to reverse. Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on our determination of whether it is more likely than not some or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends primarily on generation of future taxable income during periods in which those temporary differences become deductible. Judgment is required to determine future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated financial position or results of operations.

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

3. Restricted Cash

Restricted cash related to homebuilding operations includes cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds. At September 30, 2012 and December 31, 2011, restricted cash related to homebuilding operations was $13.3 million and $13.3 million, respectively.

Restricted cash of PIC included cash held in escrow by PIC’s claim administrators. At September 30, 2012 and December 31, 2011, restricted cash of PIC was $0.4 million and $0.4 million, respectively.

4. Investments

Investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices or cash flow models. Accordingly, unrealized gains and temporary losses on investments, net of tax, are reported as accumulated other comprehensive income (loss). Realized gains and losses are determined using the specific identification method.

At September 30, 2012 and December 31, 2011, investments were as follows:

	September 30, 2012
	Cost / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Corporate obligations	$5,499	$93	$0	$5,592
Mortgage/asset-backed securities	61	11	0	72
Private debt obligations (a)	1,677	6,584	(8)	8,253

Total debt securities	7,237	6,688	(8)	13,917
Equity securities	4	3	0	7

Total investments	$7,241	$6,691	$(8)	$13,924

	December 31, 2011
	Cost / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Corporate obligations	$20,747	$158	$(39)	$20,866
Mortgage/asset-backed securities	101	10	0	111
Private debt obligations (a)	1,742	9,700	(2)	11,440

Total debt securities	22,590	9,868	(41)	32,417
Equity securities	4	7	0	11

Total investments	$22,594	$9,875	$(41)	$32,428

(a)	Through December 31, 2009, certain private debt obligations experienced other-than-temporary losses, of which $13.2 million of such impairments relate to private debt obligations still held at December 31, 2011 and $8.2 million of such impairments relate to private debt obligations still held at September 30, 2012. Unrealized gains of private debt obligations are stated as the difference between their fair value and cost basis, net of impairment.

For the three months ended September 30, 2012 and 2011, realized gains on available-for-sale securities (the majority of which were previously impaired by $5.0 million in 2009) were $8.8 million and $0.1 million, respectively, which were included in other income, net. For the nine months ended September 30, 2012 and 2011, realized gains on available-for-sale securities (the majority of which were previously impaired by $5.0 million in 2009) were $8.8 million and $0.5 million, respectively, which were included in other income, net.

For the nine months ended September 30, 2012, included in accumulated other comprehensive income (loss) were $(7.1) million of unrealized losses, reclassification adjustments for $4.0 million of realized gains and $0.8 million of tax benefit. For the nine months ended September 30, 2011, included in accumulated other comprehensive income (loss) were $1.7 million of unrealized gains, reclassification adjustments for $0.3 million of realized gains and $(0.7) million of tax expense.

At September 30, 2012, the contractual maturities of debt securities classified as available-for-sale were as follows:

	September 30, 2012
	Cost	Fair Value
	(In thousands)
Due in one year or less	$5,499	$5,592
Due after one year through five years	435	525
Due after five years through ten years	1,017	7,414
Due after ten years	225	314
Mortgage/asset-backed securities	61	72

Total	$7,237	$13,917

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

At September 30, 2012, there were debt securities with a $0.3 million fair value and nominal unrealized losses that were in a continuous unrealized loss position for less than one year, and debt securities with a $13.6 million fair value with no continuous losses. At December 31, 2011, there were debt securities with a $10.9 million fair value and nominal unrealized losses that were in a continuous unrealized loss position for less than one year, and debt securities with a $21.5 million fair value with no continuous losses. We evaluated investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation was based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until temporary losses were recovered or mature, investee’s industry and amount of the unrealized loss. Based on these factors, unrealized losses at September 30, 2012 and December 31, 2011 were not deemed as an other-than-temporary impairment.

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

•	Level 3 — Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

The financial instruments measured at fair value on a recurring basis were as follows:

	September 30, 2012
Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities	$2,517	$3,986	$7,414	$13,917
Equity securities	0	7	0	7

Total investments	$2,517	$3,993	$7,414	$13,924

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities	$17,186	$4,727	$10,504	$32,417
Equity securities	0	11	0	11

Total investments	$17,186	$4,738	$10,504	$32,428

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

The Company uses a third-party service provider to value its Level 3 financial instruments. Significant changes in the pricing of these instruments are compared to activity of similar financial instruments, or general market conditions, for reasonableness. At September 30, 2012, the unobservable inputs used in the valuation of Level 3 financial instruments were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Constant prepayment rate	15% - 20% (17%)
Private debt obligations	$7,414	Discounted cash flow	Probability of default	2% (2%)
			Recovery rate	50% - 60% (55%)
			Discount rate	4% - 5% (4%)

At September 30, 2012, the summary of changes in fair value of Level 3 financial instruments was as follows:

Private Debt Obligations
(In thousands)
Fair value at December 31, 2011	$10,504
Sales	(8,800)
Unrealized losses, included in other comprehensive income (loss)	(3,060)
Realized gains, included in other income, net	8,770

Fair value at September 30, 2012	$7,414

At September 30, 2012 and December 31, 2011, as required by ASC 825, Financial Instruments, the following presents net book values and estimated fair values of notes payable.

	September 30, 2012		December 31, 2011
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 senior secured notes	$750,000	$840,000	$750,000	$697,500
Secured promissory notes	$8,682	$8,682	$2,056	$2,056

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

6. Accounts and Other Receivables, net

At September 30, 2012 and December 31, 2011, accounts and other receivables, net were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Insurance receivables	$117,862	$109,390
Escrow receivables	1,391	5,815
Notes receivable	3,711	3,566
Development receivables	2,312	0
Other receivables	5,759	4,937
Reserve	(2,824)	(3,019)

Total accounts and other receivables, net	$128,211	$120,689

Insurance receivables are from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on closed homes (see Note12). Closed homes for policy years August 1, 2001 to July 31, 2009 are insured with third-party insurance carriers, and closed homes for policy years commencing August 1, 2009 are insured with third-party and affiliate insurance carriers.

Development receivables represent infrastructure improvements to be reimbursed on communities that have closed out. The receivables are due from community facility district, metro-district and other local government agencies and are contingent upon such agencies’ ability to generate sufficient tax and assessment revenues.

We reserve for uncollectible receivables that are specifically identified.

7. Inventory

At September 30, 2012 and December 31, 2011, inventory was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Model homes	$69,619	$82,339
Completed homes for sale	23,801	29,703
Homes under construction	214,009	96,829
Lots available for construction	272,808	264,485
Land under development	130,219	122,287
Land held for future development	82,098	84,379
Land held for sale, including water system connection rights	73,617	85,581
Land deposits and preacquisition costs	20,524	18,207

Total inventory	$886,695	$783,810

Impairment

Inventory, including all captions listed above, are stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventories are written down to fair value or fair value less costs to sell (see Note 2).

For the three and nine months ended September 30, 2012 and 2011, inventory impairments were as follows:

	Three Months Ended September30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Inventory impairments	$0	$0	$0	$10,302

Remaining carrying value of inventory impaired at end of period	$0	$0	$0	$10,842

Projects impaired	0	0	0	3

Projects evaluated for impairment (a)	132	150	132	150

(a)	Large land parcels not subdivided into communities are counted as one project. Once parcels are subdivided, the project count will increase accordingly.

Write-off of Deposits and Preacquisition Costs

Land deposits and preacquisition costs for potential acquisitions and land option contracts are included in inventory. When a potential acquisition or land option contract is abandoned, related deposits and preacquisition costs are written off to other income, net. For the three and nine months ended September 30, 2012, write-offs of deposits and preacquisition costs were $0.3 million and $0.8 million, respectively, and no option lots were abandoned. For the three and nine months ended September 30, 2011, write-offs of deposits and preacquisition costs were $0.1 million and $0.2 million, respectively, and no option lots were abandoned.

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

For the three and nine months ended September 30, 2012 and 2011, interest incurred, capitalized and expensed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Interest incurred	$16,768	$16,661	$50,088	$53,906

Interest expensed (a)	$4,581	$4,310	$16,778	$12,636

Interest capitalized as a cost of inventory during the period	$11,961	$12,031	$32,706	$40,164

Interest previously capitalized as a cost of inventory, included in cost of sales	$(12,457)	$(12,864)	$(30,315)	$(27,014)

Interest previously capitalized as a cost of inventory, transferred to property and equipment and/or from investments in joint ventures	$0	$(817)	$0	$(176)

Interest capitalized in ending inventory (b)	$113,827	$118,925	$113,827	$118,925

Interest capitalized as a cost of investments in joint ventures during the period	$226	$320	$604	$1,105

Interest previously capitalized as a cost of investments in joint ventures, included in equity in income (loss) from joint ventures	$(226)	$(214)	$(604)	$(669)

Interest previously capitalized as a cost of investments in joint ventures, transferred to inventory	$0	$0	$0	$(641)

Interest capitalized in ending investments in joint ventures	$0	$741	$0	$741

(a)	For the three and nine months ended September 30, 2012 and 2011, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed.
(b)	Inventory impairment charges were recorded against total inventory of the respective community. Capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

8. Investments in Joint Ventures

Unconsolidated joint ventures, which we do not control but have significant influence through ownership interests generally up to 50%, are accounted for using the equity method of accounting. These joint ventures are generally involved in real property development. Earnings and losses are allocated in accordance with terms of joint venture agreements.

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to the respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, the joint ventures. At September 30, 2012 and December 31, 2011, Deficit Distributions were $0.8 million and $0.9 million, respectively.

For the three and nine months ended September 30, 2012 and 2011, there were no impairments on investments in joint ventures.

At December 31, 2011, total unconsolidated joint ventures’ notes payable were $103.7 million and included $55.4 million of bank and seller financing notes payable secured by real property and $48.3 million of notes payable to the joint ventures’ partners, of which $15.4 million was secured by real property. At December 31, 2011, our consolidated joint venture, Shea Colorado, LLC (“SCLLC”), had investments in unconsolidated joint ventures, which, of the $103.7 million of total notes payable, these unconsolidated joint ventures had $14.0 million of bank and seller financing notes payable secured by real property and $40.9 million of notes payable to the joint ventures’ partners, of which $15.4 million was secured by real property. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s investments in these unconsolidated joint ventures were no longer included in these consolidated financial statements (see Note 13).

At September 30, 2012, total unconsolidated joint venture notes payable were $33.4 million and included $28.0 million of bank and seller financing notes payable secured by real property and $5.4 million of notes payables with joint venture partners. In addition, at September 30, 2012 and December 31, 2011, we had an indirect 12.3% effective ownership in a joint venture that had bank notes payable secured by real property of $7.1 million and $7.2 million, respectively, in which we have not provided guarantees.

At September 30, 2012 and December 31, 2011, of the $28.0 million and $55.4 million outstanding joint venture bank and seller financing secured notes payable, respectively, we provided guarantees on a joint and several basis for one secured note payable, which had an outstanding balance of $4.0 million and $11.2 million at September 30, 2012 and December 31, 2011, respectively. These guarantees include, but are not limited to, project completion and loan-to-value maintenance guarantees. At September 30, 2012 and December 31, 2011, we also had an indemnification agreement from our joint venture partner for 90% of the secured note payable’s outstanding balance of $4.0 million and $11.2 million, respectively. However, we cannot provide assurance that we would be able to collect under this indemnity agreement. At September 30, 2012 and December 31, 2011, no liabilities were recorded for these guarantees as the fair value of the secured real estate assets exceeded the outstanding notes payable. At September 30, 2012 and December 31, 2011, we have not provided guarantees on bank and seller financing secured notes payable of $24.0 million and $44.2 million, respectively, or on notes payable to joint ventures’ partners of $5.4 million and $48.3 million, respectively.

9. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. All VIEs with which we were involved at September 30, 2012 and December 31, 2011 were evaluated to determine the primary beneficiary.

Joint Ventures

We routinely enter into joint ventures for homebuilding activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At September 30, 2012 and December 31, 2011, these joint ventures were not consolidated into our consolidated financial statements since they were not VIEs, or in the event that they were VIEs, we were not the primary beneficiary.

At September 30, 2012 and December 31, 2011, we had a variable interest in a joint venture in which we do not hold a direct, or indirect, investment, and the joint venture was determined to be a VIE. The joint venture, Shea/Baker Ranch Associates, LLC (“Baker Ranch”), is owned 50% by an affiliate, Shea Baker Ranch, LLC, and 50% by a third-party homebuilder. We provided an unconditional loan-to-value maintenance guarantee on Baker Ranch’s outstanding bank notes payable which, at September 30, 2012 and December 31, 2011, was $25.4 million. We have not recorded a liability for this obligation as the fair value of the secured real estate assets exceeded the outstanding notes payable (see Note 16).

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

In compliance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At September 30, 2012 and December 31, 2011, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At September 30, 2012, we had $6.6 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having a $104.7 million remaining purchase price, of which $83.5 million is subject to a specific performance clause. As there are significant future performance obligations by the seller that must be completed before we are required to purchase the land, among other things, we have not recorded this specific performance obligation in our consolidated balance sheets. We also had $8.5 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $144.3 million remaining purchase price.

Our loss exposure on land option contracts consisted of non-refundable deposits, which were $14.8 million and $14.2 million at September 30, 2012 and December 31, 2011, respectively, and were included in inventory.

10. Other Assets, Net

At September 30, 2012 and December 31, 2011, other assets were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Income tax receivables	$5,003	$7,473
Prepaid professional fees	3,588	3,695
Prepaid loan fees	6,951	7,738
Prepaid bank fees	517	657
Deposits in lieu of bonds and letters of credit	8,584	6,439
Prepaid insurance	2,423	1,970
Other	1,546	1,048

Total other assets, net	$28,612	$29,020

Prepaid Professional and Loan Fees

In accordance with ASC 470, these debt issuance costs are capitalized to other assets and amortized as interest over the term of the related debt.

Deposits in Lieu of Bonds and Letters of Credit

We are required to make deposits in lieu of bonds with various agencies for some of our homebuilding projects. These deposits may be returned as the collateral requirements decrease or replaced with new bonds as bonding becomes available.

In June 2010, due to the maturity of an unsecured bank line of credit, certain letters of credit were presented for payment and recorded as deposits in lieu of letters of credit. These deposits may be returned as collateral requirements decrease or replaced with new letters of credit.

11. Notes Payable

At September 30, 2012 and December 31, 2011, notes payable were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
$750.0 million 8.625% senior secured notes, due May 2019	$750,000	$750,000
Promissory notes at 1% interest, maturing through 2013, secured by deeds of trust on inventory	8,682	2,056

Total notes payable	$758,682	$752,056

On May 10, 2011, the 8.625% senior secured notes were issued in the aggregate principal of $750.0 million (the “Secured Notes”) and the outstanding obligations of the Company’s previous secured revolving lines of credit and notes payable (the “Secured Facilities”) were paid. Principal and interest paid under the Secured Facilities was $779.6 million and $2.5 million, respectively. Concurrent with payoff of the Secured Facilities, an $88.4 million loss on debt extinguishment was recognized, which represented the write-off of previously capitalized fees and the amount paid in excess of the recorded liability.

The Secured Notes were originally issued pursuant to Rule 144A and Regulation S, with registration rights. The Secured Notes bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. At September 30, 2012 and December 31, 2011, accrued interest was $24.3 million and $8.1 million, respectively.

Holders of the Secured Notes were entitled to the benefits of a registration rights agreement dated May 10, 2011 (“Registration Rights Agreement”) between the Company and the initial purchasers listed therein. We completed the registration of the Secured Notes with the SEC and the exchange of the Secured Notes issued under the Securities Act on May 4, 2012.

The indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with affiliates. At September 30, 2012 and December 31, 2011, we were in compliance with these covenants.

12. Other Liabilities

At September 30, 2012 and December 31, 2011, other liabilities were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Completed operations	$117,862	$109,390
Warranty reserves	15,174	17,358
Deferred revenue/gain	26,422	20,329
Provisions for closed homes/communities	9,615	13,156
Deposits (primarily homebuyer)	19,711	7,766
Legal reserves	6,761	5,824
Accrued interest	24,258	8,122
Accrued compensation and benefits	8,287	2,109
Distributions payable	3,073	3,344
Deficit Distributions (see Note 8)	803	928
Other	8,832	11,325

Total other liabilities	$240,798	$199,651

Completed Operations

Reserves for completed operations primarily represent claims for property damage to completed homes and projects outside of our one-to-two year warranty period. Specific terms and conditions of completed operations warranties vary depending on the market in which homes are closed and can range up to 12 years. Expenses and liabilities are recorded for potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported, and is actuarially estimated using individual case-basis valuations and statistical analysis. From August 1, 2001 to July 31, 2009, completed operations claims are insured with third-party insurance carriers. In February 2011, we purchased completed operations insurance from third-party and affiliate insurance carriers, retroactive to August 1, 2009.

For the three and nine months ended September 30, 2012 and 2011, changes in completed operations reserves were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Insured completed operations
Balance, beginning of the period	$117,129	$115,103	$109,390	$102,860
Reserves provided	1,965	1,838	20,873	3,012
Insurance purchased	0	0	0	16,520
Claims paid	(1,232)	(2,792)	(12,401)	(8,243)

Balance, end of the period	117,862	114,149	117,862	114,149

Self-insured completed operations
Balance, beginning of the period	0	0	0	15,613
Reserves provided	0	0	0	907
Insurance purchased	0	0	0	(16,520)

Balance, end of the period	0	0	0	0

Total completed operations	$117,862	$114,149	$117,862	$114,149

Reserves provided for self-insured completed operations are included in cost of sales. Reserves provided for insured completed operations are offset by changes in insurance receivables (see Note 6), however, premiums paid for insured completed operations are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record insurance receivables under applicable policies when recovery is probable. At September 30, 2012 and December 31, 2011, insurance receivables were $117.9 million and $109.4 million, respectively.

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

Warranty Reserve

We offer a limited one or two year warranty for our homes. Specific terms and conditions of these warranties vary depending on the market in which homes are closed. We estimate warranty costs to be incurred and record a liability and an expense to cost of sales when home revenue is recognized. We also include in our warranty reserve uncovered losses related to completed operations coverage, which approximates 12.5% of the total property damage estimate. Factors affecting warranty liability include number of homes closed, historical and anticipated warranty claims, and cost per claim. We periodically assess adequacy of our warranty liabilities and adjust amounts as necessary.

For the three and nine months ended September 30, 2012 and 2011, changes in warranty liability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Balance, beginning of the period	$16,346	$15,338	$17,358	$16,238
Provision for warranties	1,326	3,957	4,469	7,399
Warranty costs paid	(2,498)	(3,215)	(6,653)	(7,557)

Balance, end of the period	$15,174	$16,080	$15,174	$16,080

Deferred Revenue/Gain

Deferred revenue/gain represents deferred profit on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At September 30, 2012 and December 31, 2011, deferred revenue/gain primarily represents the PIC Transaction described below.

Completed operations claims were previously insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009 for policy years August 1, 2001 to July 31, 2007, and its completed operations claims for policy years August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third-party insurance carriers to insure these policies. As a result of this novation, a $19.2 million gain was deferred and will be recognized as income (expense) when related claims are paid or actuarial estimates are adjusted. At September 30, 2012 and December 31, 2011, the remaining deferred gain was $17.3 million and $15.6 million, respectively. For the three and nine months ended September 30, 2012, we recognized $(0.1) million and $(1.7) million, respectively, of this deferral as expense, which was included in other income, net. For the three and nine months ended September 30, 2011, we recognized $0.3 million and $1.2 million, respectively, of this deferral as income, which was included in other income, net.

Second, PIC entered into reinsurance agreements with various unrelated reinsurers that reinsured 100% of the completed operations claims coverage from August 1, 2001 to July 31, 2005. As a result of the reinsurance, a $15.6 million gain was deferred and will be recognized as income (expense) when the related claims are paid or actuarial estimates are adjusted. At September 30, 2012 and December 31, 2011, the remaining deferred gain was $6.5 million and $1.1 million, respectively. For the three and nine months ended September 30, 2012, we recognized $0.3 million and $(5.5) million, respectively, of this deferral as income (expense), which was included in other income, net. For the three and nine months ended September 30, 2011, we recognized $0.4 million and $(1.1) million, respectively, of this deferral as income (expense), which was included in other income, net.

The increase in the deferred gain, and resultant expense, for the nine months ended September 30, 2012 was the result of an increase in the actuary’s estimate of ultimate losses to be paid on these policies based on trends in completed operations claims related to our markets and products built, claim settlement patterns and insurance industry practices. At September 30, 2012, the estimated ultimate loss to be paid under these policies does not exceed the policy limits under the novation and reinsurance transactions.

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture. As a result of the sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to the former non-controlling member, which is paid $0.1 million quarterly. At September 30, 2012, the distribution payable was $3.1 million.

13. Related Party Transactions

Related Party Receivables and Payables

At September 30, 2012 and December 31, 2011, receivables from related parties, net were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Note receivable from JFSCI	$24,265	$25,381
Notes receivable from unconsolidated joint ventures	271	25,631
Notes receivable from other related parties	20,212	21,013
Reserves for notes receivable from other related parties	(12,752)	(12,697)
Receivables from related parties	1,451	895

Total receivables from related parties, net	$33,447	$60,223

Until August 2011, we participated in a centralized cash management function operated by JFSCI, whereby net cash flows from operations were transferred daily with JFSCI and resulted in related party transactions and monetary transfers to settle amounts owed. In August 2011, we ceased participation in this function and performed it independently. Through May 2011, the resultant notes receivable and payable at that time were unsecured, due on demand and accrued interest monthly based on Prime less 2.05%. In May 2011, concurrent with issuance of the Secured Notes, through a $75.0 million cash payment and $41.5 million contribution of assets, the receivable from JFSCI was paid down by JFSCI with the balance converted to a $38.9 million unsecured term note receivable from JFSCI, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In 2012 and 2011, JFSCI elected to make prepayments, including accrued interest, of $1.9 million and $14.3 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until August 2014. At September 30, 2012 and December 31, 2011, the note receivable from JFSCI, including accrued interest, was $24.3 million and $25.4 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until August 2014, we do not presently anticipate collection risks on the note receivable from JFSCI.

Notes receivable from unconsolidated joint ventures, including accrued interest, at September 30, 2012 and December 31, 2011 were $0.3 million and $25.6 million, respectively, which, at December 31, 2011, included $25.2 million of notes receivable held by our consolidated joint venture, SCLLC. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s notes receivable from unconsolidated joint ventures were no longer included in these consolidated financial statements. At September 30, 2012, the remaining note receivable from an unconsolidated joint venture bears interest at 8% and matures in 2020. Further, this note earns additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of this note, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note. Based on these criteria, we do not presently anticipate collection risks on this note.

Notes receivable from other related parties, including accrued interest, at September 30, 2012 and December 31, 2011 were $7.5 million and $8.3 million, respectively, net of related reserves of $12.8 million and $12.7 million, respectively. These notes are unsecured and mature from November 2012 through April 2021. At September 30, 2012 and December 31, 2011, these notes bore interest ranging from Prime less .75% (2.5%) to 4.2%. Quarterly, we evaluate collectability of these notes. Our evaluation includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. At December 31, 2009, based on these criteria, notes receivable from Shea Management LLC and Shea Properties Management Company, Inc. (“SPMCI”) were deemed uncollectible and fully reserved. In June 2011, SPMCI paid the accrued interest for 2010 and thereafter. Therefore, unpaid interest in 2012 from SPMCI is not reserved; accrued interest prior to 2010 and the principal balance remain fully reserved. In addition, based on these criteria, we do not presently anticipate collection risks on the other notes.

The Company, entities under common control and these unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. The amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, are non-interest bearing, due on demand and generally paid monthly. At September 30, 2012 and December 31, 2011, these receivables were $1.5 million and $0.9 million, respectively, and these payables were $3.5 million and $2.3 million, respectively.

Real Property and Joint Venture Transactions

In May 2012, SHLP purchased the Vistancia, LLC non-controlling member’s entire 16.7% partnership interest in Vistancia, LLC for a nominal amount. The reduction in the non-controlling interest’s capital account as a result of the purchase was also nominal. The former non-controlling member continues to receive the distribution payable, which is $0.1 million quarterly. At September 30, 2012, the distribution payable was $3.1 million (see Note 12).

In March 2012, SHLP’s entire 58% interest in SCLLC, a consolidated joint venture with Shea Properties II, LLC, a related party and the non-controlling member, was redeemed by SCLLC. In valuing its 58% interest in SCLLC, and to ensure receipt of net assets of equal value to its ownership interest, SHLP used third-party real estate appraisals. The estimated fair value of the assets received by SHLP was $30.8 million. However, as the non-controlling member is a related party under common control, the assets and liabilities received by SHLP were recorded at net book value and the difference in SHLP’s investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to SHLP’s equity.

As consideration for the redemption, SCLLC distributed assets and liabilities to SHLP having a net book value of $24.0 million, including $2.2 million cash, a $3.0 million secured note receivable, $20.0 million of inventory and $1.2 million of other liabilities. In addition, as a result of this redemption, SCLLC is no longer included in these consolidated financial statements effective March 31, 2012, which resulted in a net reduction of $41.8 million in assets and $2.0 million in liabilities, and a $39.8 million reduction in total equity, of which $11.6 million was attributable to SHLP and $28.2 million was attributable to non-controlling interests.

At September 30, 2012 and 2011, we were the managing member for seven and nine, respectively, unconsolidated joint ventures and received a management fee from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures and other associated costs. Fees from joint ventures representing reimbursement of our costs are recorded as a reduction to general and administrative expense. Fees from joint ventures representing amounts in excess of our costs are recorded as revenues. For the three and nine months ended September 30, 2012, $0.8 million and $2.6 million of management fees, respectively, were offset against general and administrative expenses, and $0.1 million and $0.3 million of management fees, respectively, were included in revenues. For the three and nine months ended September 30, 2011, $0.8 million and $2.5 million of management fees, respectively, were offset against general and administrative expenses, and $0.6 million and $1.2 million management fees, respectively, were included in revenues.

General and Administrative Related Party Transactions

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and nine months ended September 30, 2012, general and administrative expenses included $6.0 million and $14.4 million, respectively, for corporate services provided by JFSCI. For the three and nine months ended September 30, 2011, general and administrative expenses included $4.2 million and $11.5 million, respectively, for corporate services provided by JFSCI.

We lease office space from related parties under non-cancelable operating leases. Leases are for five to ten year terms and generally provide for five year renewal options. For the three and nine months ended September 30, 2012, related-party rental expense was $0.2 million and $0.5 million, respectively. For the three and nine months ended September 30, 2011, related-party rental expense was $0.2 million and $0.6 million, respectively.

14. Income Taxes

For the nine months ended September 30, 2012, income tax expense was $0.9 million, resulting from state income taxes and adjustment to the valuation allowance for the reduction in deferred tax liability associated with the unrealized gains on investments held by SHI. At September 30, 2012, the net deferred tax asset was $28.3 million, which primarily related to available loss carryforwards, impairments of inventory and available-for-sale investments, housing inventory and land basis differences, and timing of income recognition. The $28.3 million deferred tax asset valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income. To the extent eligible taxable income is generated, which allows tax benefits of these deferred tax assets to be utilized, the effective tax rate may be reduced, subject to certain limitations under Internal Revenue Code Section 382 (“Section 382”), by reducing the valuation allowance and offsetting a portion of taxable income.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method for homebuilding activities by SHLP, SHI and subsidiaries. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and has ordered the Company and the IRS to exchange briefs, some of which have been filed. We expect the matter to be submitted for decision to the Tax Court by the end of November 2012. We expect our position to prevail, and have accordingly, not recorded a liability for related taxes or interest for SHI and its subsidiaries. Furthermore, as a limited partnership, any income taxes, interest or penalties imposed on SHLP are the responsibility of the Partners and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court rules in favor of the IRS, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $62 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $105 million to fund their related payments to the IRS and the applicable state taxing authorities.

15. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and a general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return of Prime less 2.05% (1.2% at September 30, 2012 and December 31, 2011) per annum on unreturned capital balances. At September 30, 2012 and December 31, 2011, accumulated undistributed preferred returns for Series B holders were $20.3 million and $18.9 million, respectively. Series D holders have a 1% ownership interest and earn a preferred return of 7% per annum on unreturned preferred capital balances. At September 30, 2012 and December 31, 2011, accumulated undistributed preferred returns for Series D holders were $49.6 million and $40.3 million, respectively.

Net income is allocated to Partners in a priority order that considers previously allocated net losses and preferred return considerations and, thereafter, in proportion to their respective ownership interests. Net loss is allocated in a priority order to Partners generally in proportion to their ownership interests and adjusted capital account balances, and, thereafter, to the general partner.

The general partner, in its sole discretion, may make additional capital contributions or accept additional capital contributions from the limited partners. Cash distributions are made to Partners in proportion to their unpaid preferred returns and, thereafter, in proportion to their ownership interests. Distributions to Partners are made at the discretion of the general partner, including payment of personal income taxes related to the Company. In addition, distributions to Partners from other entities under control of Shea family members, such as JFSCI, can be used for payment of personal incomes taxes related to the Company and other uses.

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable, and are based on specific facts and circumstances, and we revise these estimates when necessary. At September 30, 2012 and December 31, 2011, we had reserves of $6.8 million and $5.8 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At September 30, 2012, the range of reasonably possible losses in excess of amounts recorded was not material.

At September 30, 2012 and December 31, 2011, in addition to guarantees on our joint venture’s outstanding borrowings, an unconditional loan-to-value maintenance guarantee was provided, on a joint and several basis, for a secured development loan for Baker Ranch, a related party in which we have no ownership interest (see Note 9). At September 30, 2012 and December 31, 2011, the loan had a $25.4 million outstanding principal balance. A liability was not recorded for this guarantee as the fair value of the secured real estate assets exceeded the outstanding notes payable.

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

On May 10, 2011, concurrent with issuance of the Secured Notes, we entered into a new $75.0 million letter of credit facility. At September 30, 2012 and December 31, 2011, outstanding letters of credit against the letter of credit facility were $4.2 million and $4.2 million, respectively.

We are required to provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At September 30, 2012, we had $81.6 million of costs to complete in connection with $182.2 million of surety bonds issued for our projects. At December 31, 2011, we had $71.0 million of costs to complete in connection with $178.4 million of surety bonds issued for our projects.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At September 30, 2012, there was $17.5 million of costs to complete in connection with $58.2 million of surety bonds issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $6.1 million of surety bonds issued for related party projects. At December 31, 2011, there was $29.3 million of costs to complete in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and $3.1 million of costs to complete in connection with $6.9 million of surety bonds issued for related party projects.

Certain of our consolidated and joint ventures homebuilding projects utilize, and may continue to utilize, community facility district, metro-district and other local government bond financing programs to fund construction or acquisition of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. We have also entered into credit support arrangements where we make interest and principal payments on these bonds, and pay certain operating costs of these entities, if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture. As a condition of sale, the Company effectively remained an 8.33% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. In May 2012, as a result of the Company purchasing the non-controlling member’s remaining share in Vistancia, LLC, the Company is an effective 10% guarantor on these bond obligations. At September 30, 2012 and December 31, 2011, the Company exceeded the minimum tangible net worth requirement.

In certain consolidated homebuilding projects, we have contractual obligations to purchase and receive water system connection rights which, at September 30, 2012 and December 31, 2011, were $36.7 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

As described in Note 14, in 2009, we filed a petition with the Tax Court regarding our position on the completed contract method for homebuilding activities. The Tax Court heard trial testimony in July 2012 and has ordered the Company and the IRS to exchange briefs, some of which have been filed. We expect the matter to be submitted for decision to the Tax Court by the end of November 2012. We expect our position to prevail, and accordingly, no liability for related taxes or interest has been recorded. However, if the Tax Court rules in favor of the IRS, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $62 million and SHLP could be obligated to make a distribution to the Partners up to $105 million to fund their related payments to the IRS and the applicable state taxing authorities.

17. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes (refunded) paid	$(2,391)	$59
Interest paid, net of amounts capitalized	$11,853	$7,825
Supplemental disclosure of non-cash activities
Unrealized (loss) gain on available-for-sale investments, net	$(2,328)	$1,350
Reclassification of Deficit Distributions to (from) unconsolidated joint ventures from (to) other liabilities	$125	$(334)
Purchase of land in exchange for note payable	$8,567	$1,134
Elimination of joint venture inventory, receivables from related parties and other assets	$(41,600)	$0
Elimination of joint venture note payable and other liabilities	$(1,949)	$0
Redemption of Company’s interest in consolidated joint venture and elimination of non-controlling interest, less cash retained by non-controlling interest	$(39,651)	$0
Contribution of net assets for payment on notes receivable from related parties	$0	$41,524
Distribution of land from unconsolidated joint ventures	$0	$15,422
Distribution of note payable from unconsolidated joint venture	$0	$599
Transfer of land from inventory to property and equipment	$0	$1,838
Sale of property and equipment in exchange for note receivable from related party	$0	$6,500
Sale of property and equipment in exchange for relief of prepaid assets and assumptions of payables, net	$0	$591

18. Segment Information

Our homebuilding business, which is responsible for most of our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up and active adult homebuyers. Our homebuilding business also provides management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follows:

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

Financial information relating to reportable segments was as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Total assets:
Southern California	$189,023	$176,999
San Diego	164,161	127,438
Northern California	263,211	219,734
Mountain West	314,168	351,050
South West	117,660	105,621
Other	7,572	4,313

Total homebuilding assets	1,005,795	985,155
Corporate	274,596	342,961

Total assets	$1,330,391	$1,328,116

	September 30, 2012	December 31, 2011
	(In thousands)
Inventory:
Southern California	$147,209	$142,877
San Diego	145,203	105,595
Northern California	244,537	204,901
Mountain West	243,597	256,685
South West	102,028	71,289
Other	4,121	2,463

Total inventory	$886,695	$783,810

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Revenues:
Southern California	$31,692	$55,215	$88,176	$100,809
San Diego	10,960	17,772	35,247	37,678
Northern California	32,504	25,657	88,900	68,068
Mountain West	34,858	26,041	86,664	62,913
South West	34,439	31,019	80,654	72,443
Other	1,721	1,270	4,113	3,531

Total homebuilding revenues	146,174	156,974	383,754	345,442
Corporate	247	326	738	851

Total revenues	$146,421	$157,300	$384,492	$346,293

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Income (loss) before income taxes:
Southern California	$(53)	$3,974	$5,223	$1,285
San Diego	(1,966)	593	(3,466)	(10,496)
Northern California	2,781	(1,435)	4,210	(3,496)
Mountain West	(203)	(3,288)	(5,355)	(7,006)
South West	(2,268)	(478)	(5,417)	(3,311)
Other	(63)	(32)	(288)	253

Total homebuilding loss before income taxes	(1,772)	(666)	(5,093)	(22,771)
Corporate	10,879	177	1,978	(87,691)

Total income (loss) before income taxes	$9,107	$(489)	$(3,115)	$(110,462)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Impairment:
Southern California	$0	$0	$0	$0
San Diego	0	0	0	9,684
Northern California	0	0	0	0
Mountain West	0	0	0	0
South West	0	0	0	618
Other	0	0	0	0

Total impairment	$0	$0	$0	$10,302

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

Condensed Consolidating Balance Sheet

September 30, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$147,549	$44,628	$13,463	$0	$205,640
Restricted cash	12,184	1,018	531	0	13,733
Investments	0	13,924	0	0	13,924
Accounts and other receivables, net	108,153	19,495	36,356	(35,793)	128,211
Receivables from related parties, net	8,824	24,602	21	0	33,447
Inventory	604,597	281,458	1,565	(925)	886,695
Investments in joint ventures	3,931	1,049	13,292	0	18,272
Investments in subsidiaries	664,763	73,807	94,729	(833,299)	0
Property and equipment, net	350	1,507	0	0	1,857
Other assets, net	19,685	8,887	40	0	28,612

Total assets	$1,570,036	$470,375	$159,997	$(870,017)	$1,330,391

Liabilities and equity
Liabilities:
Notes payable	$751,556	$7,126	$0	$0	$758,682
Payables to related parties	20	0	0	3,478	3,498
Accounts payable	26,239	17,697	278	(41)	44,173
Other liabilities	177,556	34,525	65,393	(36,676)	240,798
Intercompany	331,852	(349,835)	21,462	(3,479)	0

Total liabilities	1,287,223	(290,487)	87,133	(36,718)	1,047,151
Equity:
SHLP equity:
Owners’ equity	278,749	756,798	72,437	(829,235)	278,749
Accumulated other comprehensive income	4,064	4,064	0	(4,064)	4,064

Total SHLP equity	282,813	760,862	72,437	(833,299)	282,813
Non-controlling interests	0	0	427	0	427

Total equity	282,813	760,862	72,864	(833,299)	283,240

Total liabilities and equity	$1,570,036	$470,375	$159,997	$(870,017)	$1,330,391

(a)	Includes Shea Homes Funding Corp., whose financial position at September 30, 2012 was not material.

Condensed Consolidating Balance Sheet

December 31, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$157,511	$96,100	$14,755	$0	$268,366
Restricted cash	11,747	1,538	433	0	13,718
Investments	0	32,428	0	0	32,428
Accounts and other receivables, net	94,949	22,208	39,520	(35,988)	120,689
Receivables from related parties, net	8,147	26,753	25,323	0	60,223
Inventory	574,832	173,333	36,857	(1,212)	783,810
Investments in joint ventures	4,141	1,265	12,464	0	17,870
Investments in subsidiaries	698,886	85,118	98,555	(882,559)	0
Property and equipment, net	380	1,612	0	0	1,992
Other assets, net	18,851	10,057	112	0	29,020

Total assets	$1,569,444	$450,412	$228,019	$(919,759)	$1,328,116

Liabilities and equity
Liabilities:
Notes payable	$751,457	$0	$599	$0	$752,056
Payables to related parties	0	0	1	2,342	2,343
Accounts payable	30,781	15,453	377	(548)	46,063
Other liabilities	140,992	36,954	58,931	(37,226)	199,651
Intercompany	345,311	(365,259)	21,714	(1,766)	0

Total liabilities	1,268,541	(312,852)	81,622	(37,198)	1,000,113
Equity:
SHLP equity:
Owners’ equity	294,511	756,872	119,297	(876,169)	294,511
Accumulated other comprehensive income	6,392	6,392	0	(6,392)	6,392

Total SHLP equity	300,903	763,264	119,297	(882,561)	300,903
Non-controlling interests	0	0	27,100	0	27,100

Total equity	300,903	763,264	146,397	(882,561)	328,003

Total liabilities and equity	$1,569,444	$450,412	$228,019	$(919,759)	$1,328,116

(b)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2011 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$101,564	$42,386	$2,471	$0	$146,421
Cost of sales	(78,924)	(36,130)	(298)	127	(115,225)

Gross margin	22,640	6,256	2,173	127	31,196
Selling expenses	(5,654)	(3,002)	(1,640)	0	(10,296)
General and administrative expenses	(10,431)	(4,598)	(972)	0	(16,001)
Equity in income (loss) from joint ventures, net	(148)	(9)	107	0	(50)
Equity in income (loss) from subsidiaries	6,911	(1,056)	(1,299)	(4,556)	0
Interest expense	(3,637)	(944)	0	0	(4,581)
Other income (expense), net	(1,350)	9,632	684	(127)	8,839

Income (loss) before income taxes	8,331	6,279	(947)	(4,556)	9,107
Income tax benefit (expense)	(1)	(808)	2	0	(807)

Net income (loss)	8,330	5,471	(945)	(4,556)	8,300
Less: Net loss attributable to non-controlling interests	0	0	30	0	30

Net income (loss) attributable to SHLP	$8,330	$5,471	$(915)	$(4,556)	$8,330

Comprehensive income (loss)	$5,200	$2,341	$(945)	$(1,426)	$5,170

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Operations and Comprehensive Income

Three Months Ended September 30, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$123,822	$30,523	$2,955	$0	$157,300
Cost of sales	(104,095)	(28,098)	(1,547)	95	(133,645)

Gross margin	19,727	2,425	1,408	95	23,655
Selling expenses	(7,140)	(2,685)	(1,316)	0	(11,141)
General and administrative expenses	(6,775)	(1,663)	(698)	0	(9,136)
Equity in income (loss) from joint ventures	(650)	4	445	0	(201)
Equity in income from subsidiaries	851	8,946	10,233	(20,030)	0
Interest expense	(3,998)	(312)	0	0	(4,310)
Other income (expense), net	83	753	(97)	(95)	644

Income (loss) before income taxes	2,098	7,468	9,975	(20,030)	(489)
Income tax benefit	0	2,850	1	0	2,851

Net income	2,098	10,318	9,976	(20,030)	2,362
Less: Net income attributable to non-controlling interests	0	0	(264)	0	(264)

Net income attributable to SHLP	$2,098	$10,318	$9,712	$(20,030)	$2,098

Comprehensive income	$1,497	$9,717	$9,976	$(19,429)	$1,761

(b)	Includes Shea Homes Funding Corp. since inception on April 26, 2011; no significant activity occurred for the financial statement period presented above.

Condensed Consolidating Statement of Operations and Comprehensive Loss

Nine Months Ended September 30, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$265,816	$113,413	$5,263	$0	$384,492
Cost of sales	(213,448)	(94,333)	(743)	286	(308,238)

Gross margin	52,368	19,080	4,520	286	76,254
Selling expenses	(17,267)	(8,833)	(3,747)	0	(29,847)
General and administrative expenses	(24,030)	(9,628)	(2,167)	0	(35,825)
Equity in income (loss) from joint ventures, net	(9)	(40)	383	0	334
Equity in income (loss) from subsidiaries	4,121	(11,443)	(3,742)	11,064	0
Interest expense	(15,106)	(1,668)	(4)	0	(16,778)
Other income (expense), net	(4,253)	12,845	(5,559)	(286)	2,747

Income (loss) before income taxes	(4,176)	313	(10,316)	11,064	(3,115)
Income tax expense	(6)	(894)	(3)	0	(903)

Net loss	(4,182)	(581)	(10,319)	11,064	(4,018)
Less: Net income attributable to non-controlling interests	0	0	(164)	0	(164)

Net loss attributable to SHLP	$(4,182)	$(581)	$(10,483)	$11,064	$(4,182)

Comprehensive loss	$(6,510)	$(2,909)	$(10,319)	$13,392	$(6,346)

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$270,095	$69,390	$6,808	$0	$346,293
Cost of sales	(237,830)	(60,284)	(4,071)	238	(301,947)

Gross margin	32,265	9,106	2,737	238	44,346
Selling expenses	(19,424)	(7,361)	(3,744)	0	(30,529)
General and administrative expenses	(19,211)	(4,617)	(1,796)	0	(25,624)
Equity in income (loss) from joint ventures	(1,076)	19	361	0	(696)
Equity in income from subsidiaries	1,864	7,534	9,418	(18,816)	0
Loss on debt extinguishment	(88,384)	0	0	0	(88,384)
Interest expense	(11,737)	(899)	0	0	(12,636)
Other income (expense), net	(1,590)	3,679	1,210	(238)	3,061

Income (loss) before income taxes	(107,293)	7,461	8,186	(18,816)	(110,462)
Income tax benefit (expense)	(3)	3,884	(13)	0	3,868

Net income (loss)	(107,296)	11,345	8,173	(18,816)	(106,594)
Less: Net income attributable to non-controlling interests	0	0	(702)	0	(702)

Net income (loss) attributable to SHLP	$(107,296)	$11,345	$7,471	$(18,816)	$(107,296)

Comprehensive income (loss)	$(105,946)	$12,695	$8,173	$(20,166)	$(105,244)

(b)	Includes Shea Homes Funding Corp. since inception on April 26, 2011; no significant activity occurred for the financial statement period presented above.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(19,506)	$(92,616)	$23,602	$1,711	$(86,809)

Investing activities
Proceeds from sale of available-for-sale investments	0	23,954	0	0	23,954
Other investing activities	9	1,391	(964)	0	436

Net cash provided by (used in) investing activities	9	25,345	(964)	0	24,390

Financing activities
Intercompany	10,877	15,799	(24,965)	(1,711)	0
Other financing activities	(1,342)	0	1,035	0	(307)

Net cash provided by (used in) financing activities	9,535	15,799	(23,930)	(1,711)	(307)

Net decrease in cash and cash equivalents	(9,962)	(51,472)	(1,292)	0	(62,726)
Cash and cash equivalents at beginning of period	157,511	96,100	14,755	0	268,366

Cash and cash equivalents at end of period	$147,549	$44,628	$13,463	$0	$205,640

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$15,144	(30,506)	$(1,391)	$(12,663)	$(29,416)

Investing activities
Net proceeds from promissory notes from related parties	(2,057)	(24,902)	(672)	135,487	107,856
Investments in joint ventures	(500)	(103)	(15,844)	0	(16,447)
Proceeds from sale of property and equipment	12,872	21	0	0	12,893
Other investing activities	(1,680)	2,657	5,525	0	6,502

Net cash provided by (used in) investing activities	8,635	(22,327)	(10,991)	135,487	110,804

Financing activities
Repayments on revolving lines of credit	(80,448)	0	0	0	(80,448)
Borrowings from financial institutions	750,000	0	0	0	750,000
Principal payments to financial institutions and others	(721,358)	0	0	0	(721,358)
Intercompany	180	111,553	11,091	(122,824)	0
Other financing activities	8,910	0	3,670	0	12,580

Net cash provided by (used in) financing activities	(42,716)	111,553	14,761	(122,824)	(39,226)

Net increase (decrease) in cash and cash equivalents	(18,937)	58,720	2,379	0	42,162
Cash and cash equivalents at beginning of period	99,511	54,393	12,970	0	166,874

Cash and cash equivalents at end of period	$80,574	$113,113	$15,349	$0	$209,036

(b)	Includes Shea Homes Funding Corp. since inception on April 26, 2011; no significant activity occurred for the financial statement period presented above.

20. Subsequent Events

On October 5, 2012, the Company sold land in Colorado to Shea Properties LLC, a related party, for $4.6 million. As Shea Properties LLC is a related party under common control, the $2.4 million of net sales proceeds received in excess of the net book value of the land sold will be recorded as a contribution from the owners.

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

Our homebuilding business, which is responsible for nearly all our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up and active adult homebuyers. Our homebuilding business also provides project management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follows:

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

Overview

Improvement in housing market conditions continued in the third quarter 2012. For the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, new home sales orders increased 84% and 55%, respectively, and new home orders per community increased 133% and 83%, respectively. However, for the three months ended September 30, 2012 homes closed and homebuilding revenues decreased 7% and 7%, respectively, and for the nine months ended September 30, 2012, homes closed and homebuilding revenues increased 8% and 11%, respectively. The decrease in deliveries for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 resulted from longer cycle times (sales to close) and reduced level of speculative inventory compared to last year. These factors also affected the 2012 year to date deliveries. Gross margin as a percentage of revenues improved from 15.0% to 21.3% for the three months ended September 30, 2012 compared to September 30, 2011, and improved from 12.8% to 19.8% for the nine months ended September 30, 2012 compared to September 30, 2011. We enter the fourth quarter of 2012 with a backlog of 1,204 homes, up 77% over the prior year third quarter, which should position the Company for a solid increase in fourth quarter deliveries. Furthermore, if housing market conditions continue to improve, we believe we are well positioned to take advantage of new land opportunities. In addition to cash generated from operations, we have $219.6 million in cash, cash equivalents and investments and can continue to invest in land opportunities in desirable locations to supplement our existing land positions.

In 2012, for the second year in a row, Shea Homes was honored as one of 50 top consumer brands in the United States to be named a “Customer Service Champion” by J.D. Power Associates, which should further differentiate our brand while lowering selling costs from increased referrals.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Revenues	$146,421	$157,300	(7)%	$384,492	$346,293	11%
Cost of sales	(115,225)	(133,645)	(14)	(308,238)	(301,947)	2

Gross margin	31,196	23,655	32	76,254	44,346	72
Selling expenses	(10,296)	(11,141)	(8)	(29,847)	(30,529)	(2)
General and administrative expenses	(16,001)	(9,136)	75	(35,825)	(25,624)	40
Equity in income (loss) from joint ventures	(50)	(201)	(75)	334	(696)	—
Loss on debt extinguishment	0	0	—	0	(88,384)	(100)
Interest expense	(4,581)	(4,310)	6	(16,778)	(12,636)	33
Other income, net	8,839	644	1,273	2,747	3,061	(10)

Income (loss) before income taxes	9,107	(489)	—	(3,115)	(110,462)	(97)
Income tax benefit (expense)	(807)	2,851	—	(903)	3,868	—

Net income (loss)	8,300	2,362	251	(4,018)	(106,594)	(96)
Less: Net loss (income) attributable to non-controlling interests	30	(264)	—	(164)	(702)	(77)

Net income (loss) attributable to SHLP	$8,330	$2,098	297%	$(4,182)	$(107,296)	(96)%

Comprehensive income (loss)	$5,170	$1,761	194%	$(6,346)	$(105,244)	(94)%

For the three months ended September 30, 2012, net income attributable to SHLP was $8.3 million compared to $2.1 million for the three months ended September 30, 2011. This increase in income was primarily attributable to $7.5 million of higher gross margins resulting primarily from new home price increases in our Northern California segment and higher margins on land sales from our Northern California and Mountain West segments, and an $8.8 million gain on sale of marketable securities. Partially offsetting these were $6.9 million of increased general and administrative expenses primarily due to higher incentive compensation costs, legal expenses associated with our completed contract method tax court case, and a $3.7 million higher tax expense due to increased taxable income.

For the nine months ended September 30, 2012, net loss attributable to SHLP was $(4.2) million compared to $(107.3) million for the nine months ended September 30, 2011. This decrease in loss was primarily attributable to an $88.4 million loss on debt extinguishment in connection with the payoff of previously outstanding indebtedness in May 2011, and in 2012 an $8.8 million gain on sale of marketable securities and $31.9 million of higher gross margin. The increase in gross margin is due to increased homes closed (873 homes closed in 2012 compared to 806 homes closed in 2011), price increases in our Northern California segment and land sales with higher margins in our Northern California and Mountain West segments. Partially offsetting these were $10.2 million of increased general and administrative expenses primarily due to higher incentive compensation costs, legal expenses associated with our completed contract method tax court case, $4.1 million of increased interest expense from a lower level of qualified inventory, and a $7.2 million net charge for the actuarial adjustment to our ultimate loss estimate on completed operations policies that were reinsured in 2009.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest new home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors, including general economic and housing market conditions. Since it typically takes three to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home sales orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of results expected for the year ended December 31, 2012.

Revenues

Revenues are derived primarily from homes closed and land sales. House and land revenues are recorded at closing. Management fee revenues from homebuilding ventures and projects are in other homebuilding revenues. Revenues generated from corporate and our captive insurance company, PIC, are in other revenues.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Revenues:
House revenues	$132,220	$152,658	(13)%	$360,238	$334,975	8%
Land revenues	13,071	2,956	342	21,773	6,986	212
Other homebuilding revenues	883	1,360	(35)	1,743	3,481	(50)

Total homebuilding revenues	146,174	156,974	(7)	383,754	345,442	11
Other revenues	247	326	(24)	738	851	(13)

Total revenues	$146,421	$157,300	(7)%	$384,492	$346,293	11%

For the three months ended September 30, 2012, total revenues were $146.4 million compared to $157.3 million for the three months ended September 30, 2011. This decrease was primarily attributable to a 7% decrease in homes closed and a 7% decrease in the average selling price (“ASP”) of homes closed, partially offset by an increase in land revenues.

For the nine months ended September 30, 2012, total revenues were $384.5 million compared to $346.3 million for the nine months ended September 30, 2011. This increase was primarily attributable to an 8% increase in homes closed and an increase in land revenues.

For the three and nine months ended September 30, 2012 and 2011, homebuilding revenues by segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Southern California:
House revenues	$31,126	$55,209	(44)%	$84,541	$100,796	(16)%
Land revenues	559	0	—	3,617	0	—
Other homebuilding revenues	7	6	17	18	13	38

Total homebuilding revenues	$31,692	$55,215	(43)%	$88,176	$100,809	(13)%

San Diego:
House revenues	$10,808	$17,768	(39)%	$35,050	$37,601	(7)%
Land revenues	13	0	—	13	66	(80)
Other homebuilding revenues	139	4	3,375	184	11	1,573

Total homebuilding revenues	$10,960	$17,772	(38)%	$35,247	$37,678	(6)%

Northern California:
House revenues	$28,978	$25,529	14%	$85,043	$67,573	26%
Land revenues	3,124	0	—	3,124	210	1,388
Other homebuilding revenues	402	128	214	733	285	157

Total homebuilding revenues	$32,504	$25,657	27%	$88,900	$68,068	31%

Mountain West:
House revenues	$25,391	$22,304	14%	$71,379	$54,361	31%
Land revenues	9,375	2,956	217	15,019	6,440	133
Other homebuilding revenues	92	781	(88)	266	2,112	(87)

Total homebuilding revenues	$34,858	$26,041	34%	$86,664	$62,913	38%

South West:
House revenues	$34,196	$30,578	12%	$80,112	$71,113	13%
Land revenues	0	0	—	0	270	(100)
Other homebuilding revenues	243	441	(45)	542	1,060	(49)

Total homebuilding revenues	$34,439	$31,019	11%	$80,654	$72,443	11%

Other:
House revenues	$1,721	$1,270	36%	$4,113	$3,531	16%
Land revenues	0	0	—	0	0	—
Other homebuilding revenues	0	0	—	0	0	—

Total homebuilding revenues	$1,721	$1,270	36%	$4,113	$3,531	16%

For the three months ended September 30, 2012, total homebuilding revenues were $146.2 million compared to $157.0 million for the three months ended September 30, 2011. This decrease was primarily attributable to a 7% decrease in homes closed and a 7% decrease in the ASP of homes closed, partially offset by a $10.1 million increase in land revenues.

For the three and nine months ended September 30, 2012 and 2011, homes closed, and ASP of homes closed, by segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Homes closed:
Southern California	57	89	(36)%	168	191	(12)%
San Diego	25	32	(22)	71	69	3
Northern California	55	52	6	170	139	22
Mountain West	58	57	2	160	130	23
South West	125	115	9	285	262	9
Other	8	6	33	19	15	27

Total consolidated	328	351	(7)	873	806	8
Unconsolidated joint ventures	35	31	13	92	80	15

Total homes closed	363	382	(5)%	965	886	9%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
ASP of homes closed:
Southern California	$546,070	$620,326	(12)%	$503,220	$527,728	(5)%
San Diego	432,320	555,250	(22)	493,662	544,942	(9)
Northern California	526,873	490,942	7	500,253	486,137	3
Mountain West	437,776	391,298	12	446,119	418,162	7
South West	273,568	265,896	3	281,095	271,424	4
Other	215,125	211,667	2	216,474	235,400	(8)

Total consolidated	403,110	434,923	(7)	412,644	415,602	(1)
Unconsolidated joint ventures	321,829	313,065	3	309,826	308,600	—

Total ASP of homes closed	$395,273	$425,034	(7)%	$402,841	$405,940	(1)%

In the Southern California segment, homes closed and the ASP of homes closed decreased 36% and 12%, respectively. In the San Diego segment, homes closed and the ASP of homes closed decreased 22% and 22%, respectively. The ASP decreases in Southern California and San Diego were primarily from the closeout of several higher-priced communities and the introduction of lower-priced product offerings in existing communities. The unit delivery decreases were the result of increased cycle times (sales to close), lower speculative inventory levels and community close outs and a corresponding reduction in community count. In Northern California, homes closed and the ASP of homes closed increased 6% and 7%, respectively, with the ASP driven primarily by new home price increases and the delivery increase due to improved sales rates despite longer cycle times and reduced speculative inventory levels. In Mountain West, homes closed and the ASP of homes closed increased 2% and 12%, respectively, with the higher ASP due to a mix of higher priced homes. Improved sales rates led to the increase in deliveries while the year over year community count was flat. In the South West, homes closed and the ASP of homes closed increased 9% and 3%, respectively. The increase in homes closed was primarily higher absorption rates on a lower community count, and the increase in ASP of homes closed was primarily due to the introduction of two new higher-priced communities and the close-out of several lower-priced communities.

For the nine months ended September 30, 2012, total homebuilding revenues were $383.8 million compared to $345.4 million for the nine months ended September 30, 2011. This increase was primarily attributable to an 8% increase in homes closed and $14.8 million increase in land revenues.

In Southern California, homes closed and the ASP of homes closed decreased 12% and 5%, respectively, primarily from the closeout of several communities that had higher-priced homes and the introduction of new lower-priced product offerings. In San Diego, homes closed increased 3% and the ASP of homes closed decreased 9%. The increase in homes closed was from increased sales rates on a lower community count, as well as the introduction of a new community. The decrease in ASP of homes closed was due primarily to the close out of higher-priced communities. In Northern California, homes closed and the ASP of homes closed increased 22% and 3%, respectively. Sales rates improved markedly on a flat community count. In the Mountain West, homes closed and the ASP of homes closed increased 23% and 7%, respectively, on higher sales rates from more expensive homes. In the South West, homes closed and the ASP of homes closed increased 9% and 4%, respectively. The increase in homes closed was primarily from increased absorption rates, and the increase in ASP of homes closed was primarily due to the closeout of several lower-priced communities. The longer cycle times and reduced speculative inventory levels also impacted the year-over-year comparisons of deliveries for the nine months ended September 30, 2012.

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments. Gross margin for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	Gross Margin %	2011	Gross Margin %	2012	Gross Margin %	2011	Gross Margin %
	(Dollars in thousands)
Gross margin	$31,196	21.3%	$23,655	15.0%	$76,254	19.8%	$44,346	12.8%

For the three months ended September 30, 2012, total gross margin was $31.2 million compared to $23.7 million for the three months ended September 30, 2011, a $10.9 million improvement despite a drop in revenues. This increase was primarily attributable to price increases in Northern California and higher margins on land sales in Northern California and Mountain West. There were no impairments for the three months ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012, total gross margin was $76.3 million compared to $44.3 million for the nine months ended September 30, 2011. This increase was primarily attributable to increased revenues from an 8% higher level of homes closed, higher margins resulting from price increases in Northern California, and higher margins on land sales in Northern California and Mountain West. In addition, $10.3 million of impairments were incurred in the nine months ended September 30, 2011, which was 3% of revenues. There were no impairments for the nine months ended September 30, 2012.

Housing impairments are generally attributable to lower home prices driven by increased incentives and price reductions in response to weak demand and economic conditions, including foreclosures, higher unemployment, lower consumer confidence and tighter mortgage credit standards. For the nine months ended September 30, 2012, we did not record any impairments compared to $10.3 million for the nine months ended September 30, 2011 as we began to see prices stabilize during the year and, and in some locations, begin to increase.

Impairment by segment and type for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Impairment by segment:
Southern California	$0	$0	—%	$0	$0	—%
San Diego	0	0	—	0	9,684	(100)
Northern California	0	0	—	0	0	—
Mountain West	0	0	—	0	0	—
South West	0	0	—	0	618	(100)
Other	0	0	—	0	0	—

Total impairment	$0	$0	—	$0	$10,302	(100)%

Impairment by type:
Inventory	$0	$0	—%	$0	$10,302	(100)%
Joint venture	0	0	—	0	0	—

Total impairment	$0	$0	—%	$0	$10,302	(100)%

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Total homebuilding revenues	$146,174	$156,974	(7)%	$383,754	$345,442	11%
Selling expenses	$10,296	$11,141	(8)%	$29,847	$30,529	(2)%

% of total homebuilding revenues	7.0%	7.1%		7.8%	8.8%

General and administrative expenses	$16,001	$9,136	75%	$35,825	$25,624	40%

% of total homebuilding revenues	11.0%	5.8%		9.3%	7.4%

Total selling, general and administrative expenses	$26,297	$20,277	30%	$65,672	$56,153	17%

% of total homebuilding revenues	18.0%	12.9%		17.1%	16.3%

Selling Expense

For the three months ended September 30, 2012, selling expenses were $10.3 million compared to $11.1 million for the three months ended September 30, 2011. This decrease was primarily attributable to a decrease in direct selling costs from a 7% reduction in closed homes.

For the nine months ended September 30, 2012, selling expenses were $29.8 million compared to $30.5 million for the nine months ended September 30, 2011. This decrease was primarily attributable to a decrease in model amortization costs, partially offset by an increase in direct selling costs from an 8% increase in homes closed.

General and Administrative Expense

For the three months ended September 30, 2012, general and administrative expenses were $16.0 million compared to $9.1 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, general and administrative expenses were $35.8 million compared to $25.6 million for the nine months ended September 30, 2011. Of these increases, $1.4 million and $3.7 million represented increased legal expenses for the three and nine months ended September 30, 2012, respectively, primarily associated with our completed contract method tax court case. In addition, on August 8, 2012, the Company approved two incentive compensation plans, one designed as a financial incentive to recognize individual and Company performance, and the other to promote the Company’s long-term success. The addition of these plans resulted in a $4.9 million increase in incentive compensation costs for the three and nine months ended September 30, 2012.

Equity in Income (Loss) from Joint Ventures

Equity in income (loss) from joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in real property development.

For the three months ended September 30, 2012, equity in income (loss) from joint ventures was $(0.1) million compared to $(0.2) million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, equity in income (loss) from joint ventures was $0.3 million compared to $(0.7) million for the nine months ended September 30, 2011. For the three and nine months ended September 30, 2012 and 2011, there were no significant earnings or losses from any single unconsolidated joint venture.

Loss on Debt Extinguishment

Concurrent with the payoff of the Secured Facilities on May 10, 2011, an $88.4 million loss on debt extinguishment was recognized. This included a $65.0 million write-off of the Secured Facilities discount, which increased the Secured Facilities principal to its face value of $779.6 million, and a $23.4 million write-off of prepaid professional and loan fees incurred in connection with the Secured Facilities.

Interest Expense

Interest expense represents interest incurred but not capitalized. For the three and nine months ended September 30, 2012 and 2011, most of our interest incurred was capitalized to inventory with a portion expensed due to our debt exceeding the level of qualified assets.

For the three months ended September 30, 2012, interest expense was $4.6 million compared to $4.3 million for the three months ended September 30, 2011. This increase was primarily attributable to a lower level of qualified assets.

For the nine months ended September 30, 2012, interest expense was $16.8 million compared to $12.6 million for the nine months ended September 30, 2011. This increase was primarily attributable to a lower level of qualified assets, offset by a lower amount of interest incurred. The decrease in interest incurred was the result of a lower effective interest rate on our new senior secured notes.

Other Income, Net

Other income, net is comprised of interest income, gains (losses) on sales of investments, deferred gain amortization and other income (expense). Interest income is primarily from related party notes receivable, investments and interest bearing cash accounts. The deferred gain amortization relates to the novation and reinsurance of our completed operations insurance reserves in 2009 and is recognized as income (expense) when the related claims are paid or actuarial estimates are adjusted.

For the three and nine months ended September 30, 2012 and 2011, other income, net was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Other income, net:
Interest income	$1,126	$879	28%	$3,672	$2,357	56%
Gain on sale of investments	8,779	130	6,653	8,802	539	1,533
Gain (loss) on deferred gain amortization and adjustments	200	713	(72)	(7,168)	133	(5,489)
Other (expense)	(1,266)	(1,078)	17	(2,559)	32	317

Total other income, net	$8,839	$644	1,273%	$2,747	$3,061	(10)%

The increase in income for the three months ended September 30, 2012 was primarily attributable to the $8.8 million gain on sale of marketable securities (the majority of which were previously impaired by $5.0 million in 2009). The decrease in income for the nine months ended September 30, 2012 was primarily from the $7.2 million net loss on the deferred gain amortization and adjustments related to the novation and reinsurance of our completed operations insurance reserves in 2009. The increase in the deferred gain, and resultant expense, was the result of an increase in the actuary’s estimate of ultimate losses that will be paid out on these policies based on trends in completed operations claims related to our markets and products built, claim settlement patterns and insurance industry practices. However, at September 30, 2012, the estimated ultimate loss to be paid under these policies does not exceed the policy limits under the novation and reinsurance transactions. In addition, for the nine months comparison, there was an increase in property tax expense and decreases in related party interest income, bad debt recoveries and forfeited deposits. Partially offsetting these charges was the $8.8 million gain on sale of marketable securities (the majority of which were previously impaired by $5.0 million in 2009) and increased bank and investment interest income.

Income Tax Benefit (Expense)

At September 30, 2012 and December 31, 2011, net deferred tax assets were $28.3 million and $38.2 million, respectively, which primarily related to available loss carryforwards, inventory and marketable securities impairments, housing and land inventory basis differences and income recognition timing differences from our investment in joint ventures. At September 30, 2012 and December 31, 2011, the net deferred tax asset was fully reserved due to the inherent uncertainty of future income. To the extent eligible taxable income exists, which allows the benefits of these deferred tax assets to be utilized, the effective tax rate may be reduced, subject to certain limitations under Internal Revenue Code Section 382, by reducing the valuation allowance and offsetting a portion of taxable income.

For the three months ended September 30, 2012, income tax (expense) benefit was $(0.8) million compared to $2.9 million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, income tax (expense) benefit was $(0.9) million compared to $3.9 million for the nine months ended September 30, 2011. This change was primarily attributable to the adjustment to the valuation allowance for the reduction in deferred tax liability associated with the unrealized gains on investments held by SHI.

Net Expense (Income) Attributable to Non-Controlling Interests

Joint ventures are consolidated when we have a controlling interest or, absent a controlling interest, we can substantially influence its business. Net expense (income) attributable to non-controlling interests represents the share of expense (income) attributable to the parties having a non-controlling interest.

For the three months ended September 30, 2012, net (income) expense attributable to non-controlling interests was zero compared to $(0.3) million for the three months ended September 30, 2011. For the nine months ended September 30, 2012, net (income) expense attributable to non-controlling interests was $(0.2) million compared to $(0.7) million for the nine months ended September 30, 2011.

In May 2012, SHLP purchased the Vistancia, LLC non-controlling member’s entire 16.7% partnership interest in Vistancia, LLC for a nominal amount. The reduction in the non-controlling interest’s capital account as a result of the purchase was also nominal. The former non-controlling member continues to receive the distribution payable, which is $0.1 million quarterly. At September 30, 2012, the distribution payable was $3.1 million.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income plus other comprehensive (loss) income attributable to unrealized gains (losses) from investments, net of reclassification adjustments for realized gains and tax expense.

For the three and nine months ended September 30, 2012 and 2011, comprehensive (loss) income was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
	(Dollars in thousands)
Comprehensive (loss) income:
Net (loss) income	$8,300	$2,362	251%	$(4,018)	$(106,594)	(96)%
Unrealized gains (losses) on investments, net	(3,130)	(601)	421	(2,328)	1,350	(272)

Total comprehensive (loss) income, net	$5,170	$1,761	194%	$(6,346)	$(105,244)	(94)%

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

An active selling community represents a new home community that advertises, markets and sells homes. Sales offices in communities near the end of their sales cycle are not designated as an active selling community. An active selling community is a designation similar to a store or sales outlet and is used to measure home sales order results on a per active selling community basis. Presentation of home sales orders per active selling community is a means of assessing sales growth or reductions across communities with a common analytical measurement. The average number of active selling communities for a particular period represents the aggregate number of active selling communities in operation at the end of each month in such period divided by the number of months in such period.

For the three and nine months ended September 30, 2012 and 2011, home sales orders, net of cancellations, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Home sales orders, net:
Southern California	89	52	71%	247	219	13%
San Diego	71	48	48	181	137	32
Northern California	140	55	155	376	159	136
Mountain West	106	50	112	316	188	68
South West	119	74	61	467	316	48
Other	5	9	(44)	29	25	16

Total consolidated	530	288	84	1,616	1,044	55
Unconsolidated joint ventures	45	24	88	151	87	74

Total home sales orders, net	575	312	84%	1,767	1,131	56%

For the three and nine months ended September 30, 2012 and 2011, cancellation rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cancellation rates:
Southern California	9%	30%	11%	23%
San Diego	23	35	27	29
Northern California	7	18	10	19
Mountain West	9	28	12	20
South West	17	24	13	18
Other	38	10	22	14

Total consolidated	13%	27%	14%	21%
Unconsolidated joint ventures	17	25	13	23

Total cancellation rates	13%	26%	14%	21%

For the three and nine months ended September 30, 2012 and 2011, active selling communities were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Change	2012	2011	% Change
Average number of active selling communities:
Southern California	7	14	(50)%	8	13	(38)%
San Diego	8	11	(27)	9	10	(10)
Northern California	16	16	—	16	14	14
Mountain West	13	13	—	13	13	—
South West	16	22	(27)	17	25	(32)
Other	3	3	—	3	3	—

Total consolidated	63	79	(20)	66	78	(15)
Unconsolidated joint ventures	10	14	(29)	11	14	(21)

Total average number of active selling communities	73	93	(22)%	77	92	(16)%

For the three months ended September 30, 2012 and 2011, consolidated home sales order per active selling community were 8.4 and 3.6, respectively. For the nine months ended September 30, 2012 and 2011, consolidated home sales order per active selling community were 24.5 and 13.4, respectively. The increases for both the three-month and nine-month periods reflect improved market conditions across all of our markets. The improvement in housing demand is also reflected in our lower cancellation rates and higher traffic levels.

Sales Order Backlog

Sales order backlog represents homes sold and under contract to be built, but not closed. Backlog sales value is the revenue estimated to be realized at closing. A home is sold when a sales contract is signed by the seller and buyer and upon receipt of a prerequisite deposit. A home is closed when all conditions of escrow are met, including delivery of the home, title passage, and appropriate consideration is received and collection of associated receivables, if any, is reasonably assured. A sold home is classified “in backlog” during the time between its sale and close. During that time, construction costs are generally incurred to complete the home except where market conditions or other factors justify increasing available unsold home inventory. Backlog is therefore an important performance measurement in analysis of cash outflows and inflows. However, because sales order contracts can be cancelled by the buyer in certain circumstances, not all homes in backlog will result in closings.

At September 30, 2012 and 2011, sales order backlog was as follows:

	Homes		Sales Value		ASP
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
			(In thousands)		(In thousands)
Backlog:
Southern California	138	119	$84,216	$63,725	$610	$536
San Diego	149	110	61,243	54,382	411	494
Northern California	311	119	140,399	60,888	451	512
Mountain West	251	117	117,832	56,057	469	479
South West	334	201	98,239	56,792	294	283
Other	21	16	5,297	3,221	252	201

Total consolidated	1,204	682	507,226	295,065	421	433
Unconsolidated joint ventures	93	29	29,998	10,423	323	359

Total backlog	1,297	711	$537,224	$305,488	$414	$430

The year-over-year increase in our backlog is due to the improved home sales orders for both the three- and nine-month periods.

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

As land is acquired and developed, each parcel is assigned a lot count. For parcels of land, an estimated number of lots are added to inventory once entitlement occurs. Occasionally, when the intended use of a parcel changes, lot counts are adjusted. As homes and land are sold, lot counts are reduced. Lots are categorized as (i) owned, (ii) controlled (which includes a contractual right to purchase) or (iii) owned or controlled through unconsolidated joint ventures. The status of each lot is identified by land held for development, land under development, lots available for construction, homes under construction, completed homes and models, and land held for sale. Homes under construction and completed homes are also classified as sold or unsold.

At September 30, 2012, December 31, 2011 and September 30, 2011, total lots owned or controlled were as follows:

	September 30, 2012	December 31, 2011	% Change from December 31, 2011	September 30, 2011	% Change from September 30, 2011
Lots owned or controlled by segment:
Southern California	1,048	1,241	(16)%	1,367	(23)%
San Diego	887	774	15	877	1
Northern California	3,924	3,927	—	4,337	(10)
Mountain West	10,265	9,910	4	10,020	2
South West	2,083	1,854	12	1,620	29
Other	37	56	(34)	68	(46)

Total consolidated	18,244	17,762	3	18,289	—
Unconsolidated joint ventures	1,884	1,976	(5)	6,076	(69)

Total lots owned or controlled	20,128	19,738	2%	24,365	(17)%

Lots owned or controlled by ownership type:
Lots owned	10,254	9,722	5%	10,141	1%
Lots optioned or subject to contract	7,990	8,040	(1)	8,148	(2)
Unconsolidated joint venture lots	1,884	1,976	(5)	6,076	(69)

Total lots owned or controlled	20,128	19,738	2%	24,365	(17)%

At September 30, 2012, December 31, 2011 and September 30, 2011, total homes under construction and completed homes were as follows:

	September 30, 2012	December 31, 2011	% Change from December 31, 2011	September 30, 2011	% Change from September 30, 2011
Homes under construction:
Sold	861	225	283%	479	80%
Unsold	101	112	(10)	158	(36)

Total consolidated	962	337	185	637	51
Unconsolidated joint ventures	85	28	204	27	215

Total homes under construction	1,047	365	187%	664	58%

Completed homes:(a)
Sold(b)	64	51	25%	67	(4)%
Unsold	29	68	(57)	87	(67)

Total consolidated	93	119	(22)	154	(40)
Unconsolidated joint ventures	9	18	(50)	29	(69)

Total completed homes	102	137	(26)%	183	(44)%

(a)	Excludes model homes.
(b)	Sold but not closed.

Our inventory balance is comprised primarily of residential land that is in varying degrees of development and includes finished lots, land under development, land held for future development and land held for sale. Our business is primarily the sale of finished homes but includes acquisition and sale of lots and land in various stages of development. We frequently revise our business plan in response to market changes and as opportunities for such acquisitions and sales arise. The expected delivery of inventory at September 30, 2012 was as follows:

	Delivery of inventory
	Total September 30, 2012	Less Than 1 Year	1 – 3 Years	3 – 5 Years	5 –10 Years	After 10 Years
	(In thousands)
Southern California	$147,209	$55,856	$43,493	$26,109	$21,751	$0
San Diego	145,203	50,195	74,781	20,227	0	0
Northern California	244,539	82,574	121,516	27,703	12,746	0
Mountain West	243,597	67,699	52,967	41,709	42,152	39,070
South West	102,027	60,195	34,740	2,718	2,000	2,374
Other	4,120	4,120	0	0	0	0

Total inventory	$886,695	$320,639	$327,497	$118,466	$78,649	$41,444

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs have been primarily funded from cash on our balance sheet and our homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. In addition, the Company has, and will continue to utilize, land option contracts, public and private note offerings, land seller notes, joint venture financings, assessment district bond financing, letters of credit and surety bonds, tax refunds and proceeds from related party note receivables as sources of liquidity. At present, we do not have a revolving credit facility to fund short-term cash liquidity needs. At September 30, 2012, cash and cash equivalents were $205.6 million, restricted cash was $13.7 million and total debt was $758.7 million, compared to cash and cash equivalents of $268.4 million, restricted cash of $13.7 million and total debt of $752.1 million at December 31, 2011. Restricted cash includes cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds.

Based on our financial condition, we believe existing cash, cash equivalents, cash from operations and the other sources available to us will be sufficient to provide for our cash requirements in the next twelve months. In evaluating this sufficiency, we considered the expected cash flow to be generated by homebuilding operations, our current cash position and other sources of liquidity available to us, compared to anticipated cash requirements for interest payments on the Secured Notes, land purchase commitments, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

•	Strategic land acquisitions that meet our investment and marketing standards, including the quick turn of assets;

•	Strict control and limitation of unsold home inventory and avoidance of excessive and untimely use of cash;

•	Pre-qualification of homebuyers, timely commencement of home construction thereon and mitigation of cancellations and creation of unsold inventory;

•	Reduced construction cycle times, prompt closings of homes and improved cash flow thereon; and

•	Maintenance of sufficient cash that, depending on market conditions, will be available to acquire land and increase our active selling communities.

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. A weakening of our financial condition, including in particular a material increase in our leverage or a decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our use of the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and has ordered the Company and the IRS to exchange briefs, some of which have been filed. We expect the matter to be submitted for decision to the Tax Court by the end of November 2012. Resolution of this matter, either through settlement or adjudication, may require payments (a) from SHI to the IRS and the applicable state taxing authorities for its income tax liability and interest and (b) from SHLP to its partners pursuant to the Tax Distribution Agreement for their liability attributable to SHLP’s income taxes and interest. We expect our position will prevail, but for adjudication contrary to our position, which is reasonably possible, the total amount of the SHI’s payment to the IRS and applicable state taxing authorities could be up to $62 million and the required distributions to SHLP’s partners pursuant to the Tax Distribution Agreement could be up to $105 million.

The indenture governing the Secured Notes restricts SHLP’s ability to make distributions to its partners pursuant to the Tax Distribution Agreement in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess. The initial Maximum CCM Payment is $70.0 million, which amount will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of CCM and payments made by SHLP on certain guarantee obligations described in the indenture. Payments of CCM-related tax liabilities by SHLP pursuant to the Tax Distribution Agreement or by SHI will not impact our Consolidated Fixed Charge Coverage Ratio (as defined below) or our ability to incur additional indebtedness under the terms of the indenture governing the notes.

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

The following table presents cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$(86,809)	$(29,416)
Investing activities	24,390	110,804
Financing activities	(307)	(39,226)

Net (decrease) increase in cash	$(62,726)	$42,162

Cash from Operating Activities

For the nine months ended September 30, 2012, cash used in operating activities was $86.8 million compared to $29.4 million for the nine months ended September 30, 2011. This increase in cash usage was primarily attributable to increased land acquisitions, general and administrative expenses, selling expenses associated with increased homes closed, and increased construction costs due to increased backlog, partially offset by cash receipts from increased homes closed.

Cash from Investing Activities

For the nine months ended September 30, 2012, cash provided by investing activities was $24.4 million compared to $110.8 million for the nine months ended September 30, 2011. This decrease was primarily attributable to $107.9 million of net collections received on notes receivable from related parties, primarily JFSCI, for the nine months ended September 30, 2011. The payment from JFSCI was concurrent with the issuance of the Secured Notes to pay down amounts owed to the Company. For the nine months ended September 30, 2012, $1.9 million was received on promissory notes from related parties. Offsetting this decrease, for the nine months ended September 30, 2012, $22.8 million of additional proceeds was received from the sale of marketable securities and the Company made a lower amount of net contributions to unconsolidated joint ventures compared to the nine months ended September 30, 2011.

Cash from Financing Activities

For the nine months ended September 30, 2012, cash used in financing activities was $0.3 million compared to $39.2 million for the nine months ended September 30, 2011. The decrease in cash used was primarily attributable to a $20.0 million principal prepayment of the Company’s Secured Facilities in January 2011 and the $779.6 million payoff of the Secured Facilities in May 2011, which was primarily funded by $750.0 million of Secured Notes. In addition, $3.7 million of net contributions was received from non-controlling interests in 2011. For the nine months ended September 30, 2012, $1.5 million of payments on notes payable was offset by $1.4 million of net contributions from non-controlling interests.

Notes Payable

At September 30, 2012 and December 31, 2011, notes payable were as follows:

	September 30, 2012	December 31, 2011
Notes payable:
Senior secured notes	$750,000	$750,000
Other secured promissory notes	8,682	2,056

Total notes payable	$758,682	$752,056

On May 10, 2011, our 8.625% senior secured notes were issued in the aggregate principal amount of $750.0 million (the “Secured Notes”) and the outstanding obligations of the Company’s previous secured revolving lines of credit and notes payable (the “Secured Facilities”) were paid. Principal and interest paid under the Secured Facilities was $779.6 million and $2.5 million, respectively. Concurrent with the payoff of the Secured Facilities, an $88.4 million loss on debt extinguishment was recognized.

The Secured Notes were issued pursuant to Rule 144A and Regulation S, with registration rights. The registration of the Secured Notes with the SEC and the exchange of Secured Notes issued under the Securities Act was completed May 4, 2012. The Secured Notes bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At September 30, 2012 and December 31, 2011, accrued interest was $24.3 million and $8.1 million, respectively.

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

The indenture governing the Secured Notes provides we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the indenture governing the Secured Notes) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the indenture governing the Secured Notes as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the indenture governing the Secured Notes) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the indenture governing the Secured Notes) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the indenture governing the Secured Notes. At September 30, 2012, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the indenture governing the Secured Notes, was 1.17.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, including specific performance requirements that may require us to purchase land when a land seller meets certain obligations, and purchase obligations for water system connection rights. At September 30, 2012, there were no material changes to contractual obligations from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2011 included in the Prospectus.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts as a method of acquiring large tracts of land in smaller parcels to better manage the financial and market risk of holding land and to reduce use of funds. Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at a predetermined price. However, the purchase price may not be determinable and payable until the homes or lots are sold. In such instances, an estimated purchase price is not included in the total remaining purchase price. At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letter of credit with no further financial responsibility to the land seller. However, purchase contracts can contain specific performance clauses that require us to purchase a specified number of lots at predetermined prices upon satisfaction of certain requirements by the seller and Company.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At September 30, 2012, we had $15.1 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $249.1 million, compared to $16.4 million and $211.9 million, respectively, at December 31, 2011. At September 30, 2012, $83.5 million of the $249.1 million remaining purchase price on such option contracts represented one arrangement subject to a specific performance clause, consistent with December 31, 2011. This specific performance option contract was reflected in the applicable community’s future cash flow projections, which serve as the basis for the community’s impairment evaluation. For the nine months ended September 30, 2012 and 2011, no impairments were recorded at communities with specific performance option contracts. Further, as there are performance obligations by the seller, among other things, we have not recorded this specific performance obligation in our consolidated balance sheets.

Water System Connection Rights

In certain consolidated homebuilding projects, we have contractual obligations to purchase and receive water system connection rights which, at September 30, 2012, were $36.7 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

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

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture. As a result of the sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to the former non-controlling member, which is paid $0.1 million quarterly. In May 2012, SHLP purchased the non-controlling member’s entire 16.7% partnership interest in Vistancia, LLC for a nominal amount. The reduction in the non-controlling interest’s partner capital balance as a result of the purchase was also nominal. The former non-controlling member continues to receive the distribution payable. At September 30, 2012, the distribution payable was $3.1 million.

At December 31, 2011, total unconsolidated joint ventures’ notes payable were $103.7 million and included $55.4 million of bank and seller financing notes payable secured by real property and $48.3 million of notes payable to joint ventures’ partners, of which $15.4 million was secured by real property. At December 31, 2011, our consolidated joint venture, Shea Colorado, LLC (“SCLLC”), had investments in unconsolidated joint ventures, which, of the $103.7 million of total notes payable, these unconsolidated joint ventures had $14.0 million of bank and seller financing notes payable secured by real property and $40.9 million of notes payable to the joint ventures’ partners, of which $15.4 million was secured by real property. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s investments in these unconsolidated joint ventures were no longer included in the consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

At September 30, 2012, total unconsolidated joint ventures’ notes payable were $33.4 million and included $28.0 million of bank and seller financing notes payable secured by real property and $5.4 million of notes payables with joint ventures’ partners. In addition, at September 30, 2012 and December 31, 2011, we had an indirect 12.3% effective ownership in a joint venture that had bank notes payable secured by real property of $7.1 million and $7.2 million, respectively, in which we have not provided guarantees.

At September 30, 2012 and December 31, 2011, of the $28.0 million and $55.4 million outstanding joint venture bank and seller financing secured notes payable, respectively, we provided guarantees on a joint and several basis for one secured note payable, which had an outstanding balance of $4.0 million and $11.2 million at September 30, 2012 and December 31, 2011, respectively. These guarantees include, but are not limited to, project completion and loan-to-value maintenance guarantees. At September 30, 2012 and December 31, 2011, we also had an indemnification agreement from our joint venture partner for 90% of the secured note payable’s outstanding balance of $4.0 million and $11.2 million, respectively. However, we cannot provide assurance that we would be able to collect under this indemnity agreement. At September 30, 2012 and December 31, 2011, no liabilities were recorded for these guarantees as the fair value of the secured real estate assets exceeded the outstanding notes payable. At September 30, 2012 and December 31, 2011, we have not provided guarantees on bank and seller financing secured notes payable of $24.0 million and $44.2 million, respectively, or on notes payable to joint ventures’ partners of $5.4 million and $48.3 million, respectively.

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

Guarantees, Surety Obligations and Other Contingencies

At September 30, 2012 and December 31, 2011, in addition to guarantees on our joint venture’s outstanding borrowings, an unconditional loan-to-value maintenance guarantee was provided, on a joint and several basis, for a secured development loan for Shea/Baker Ranch Associates, LLC, a related party in which we have no ownership interest. At September 30, 2012 and December 31, 2011, the loan had a $25.4 million outstanding principal balance. A liability was not recorded for this guarantee as the fair value of the secured real estate assets exceeded the outstanding notes payable.

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

On May 10, 2011, concurrent with issuance of the Secured Notes, we entered into a new $75.0 million letter of credit facility. At September 30, 2012 and December 31, 2011, outstanding letters of credit against the letter of credit facility were $4.2 million and $4.2 million, respectively.

We are required to provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At September 30, 2012, we had $81.6 million of costs to complete in connection with $182.2 million of surety bonds issued for our projects. At December 31, 2011, we had $71.0 million of costs to complete in connection with $178.4 million of surety bonds issued for our projects.

We also provided indemnification for bonds issued by unconsolidated joint ventures and other related party projects in which we have no ownership interest. At September 30, 2012, we had $17.5 million of costs to complete in connection with $58.2 million of surety bonds issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $6.1 million of surety bonds issued for related party projects. At December 31, 2011, we had $29.3 million of costs to complete in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and $3.1 million of costs to complete in connection with $6.9 million of surety bonds issued for related party projects.

Certain of our consolidated and joint ventures’ homebuilding projects utilize, and may continue to utilize, community facility district, metro-district and other local government bond financing programs to fund construction or acquisition of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. From time to time we enter into credit support arrangements where we are required to make interest and principal payments on these bonds, and pay certain operating costs of these entities, if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture. As a condition of sale, the Company effectively remained an 8.33% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. In May 2012, as a result of the Company purchasing the non-controlling interest’s remaining share in Vistancia, LLC, the Company is an effective 10% guarantor on these bond obligations. At September 30, 2012 and December 31, 2011, the Company exceeded the minimum tangible net worth requirement.

RELATED PARTY TRANSACTIONS

In March 2012, SHLP’s entire 58% interest in SCLLC, a consolidated joint venture with Shea Properties II, LLC, a related party and the non-controlling member, was redeemed by SCLLC. In valuing its 58% interest in SCLLC, to ensure receipt of net assets of equal value to its ownership interest, SHLP used third-party real estate appraisals. The estimated fair value of the assets received by SHLP was $30.8 million. However, as the non-controlling interest is a related party under common control, the assets and liabilities received by SHLP were recorded at net book value and the difference between SHLP’s investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to SHLP’s equity.

As consideration for the redemption, SCLLC distributed assets and liabilities to SHLP having a net book value of $24.0 million, including $2.2 million cash, a $3.0 million secured note receivable, $20.0 million of inventory and $1.2 million of other liabilities. In addition, as a result of this redemption, SCLLC is no longer included in these consolidated financial statements effective March 31, 2012, which resulted in a net reduction of $41.8 million in assets and $2.0 million in liabilities, and a $39.8 million reduction in total equity, of which $11.6 million was attributable to SHLP and $28.2 million was attributable to non-controlling interests.

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources services. For the three and nine months ended September 30, 2012, general and administrative expenses included $6.0 million and $14.4 million, respectively, for corporate services provided by JFSCI. For the three and nine months ended September 30, 2011, general and administrative expenses included $4.2 million and $11.5 million, respectively, for corporate services provided by JFSCI.

CRITICAL ACCOUNTING POLICIES

We believe no significant changes occurred to our critical accounting policies during the nine months ended September 30, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2011 included in the Prospectus.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to our Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments at or during the nine months ended September 30, 2012. We have not entered into and currently do not hold derivatives for trading or speculative purposes. As we do not have an obligation to prepay fixed-rate debt prior to maturity, interest rate risk and changes in fair market value should not have a significant impact on such debt until refinanced.

We believe there have been no significant changes to our market risks during the nine months ended September 30, 2012, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2011 included in the Prospectus.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

See the “Risk Factors” section of this Quarterly Report on Form 10-Q for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause actual results to differ materially from results that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in employment levels;

•	changes in availability of financing for homebuyers;

•	changes in interest rates;

•	changes in consumer confidence;

•	changes in levels of new and existing homes for sale;

•	changes in demographic trends;

•	changes in housing demand;

•	changes in home prices;

•	elimination or reduction of tax benefits associated with owning a home;

•	litigation risks associated with home warranty and construction defect and other claims; and

•	various other factors, both referenced and not referenced in this Quarterly Report on Form 10-Q.

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

Risks Relating to Us and Our Business

The homebuilding industry, which is very cyclical and affected by a variety of factors, has been in a significant and prolonged downturn, and, while the industry has attained a moderate level of stabilization and recovery recently, any return to more normal economic and housing market conditions is uncertain. A continuation of weaker housing and general economic conditions or further deterioration in industry conditions or in broader economic conditions could have additional material adverse effects on our business, financial condition and results of operations.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as changes in:

•	employment and wage levels;

•	availability of financing for homebuyers;

•	interest rates;

•	a lack of consumer confidence;

•	levels of new and existing homes for sale;

•	demographic trends;

•	housing demand; and

•	government.

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

The recent downturn in the homebuilding industry was one of the most severe housing downturns in U.S. history. This downturn was marked by the significant decline in demand for new homes, significant oversupply of homes on the market and significant reductions in the availability of financing for homebuyers. As a result, we experienced material reductions in our home sales and homebuilding revenues, and incurred material inventory impairments and losses from our joint venture interests and other write-offs. It is not clear at this time if these trends have permanently reversed or when we may return to meaningful profitability. A housing or economic relapse or recession would have a material adverse effect on our business, financial condition and results of operations.

Our ability to respond to any downturn is limited. Numerous home mortgage foreclosures during the recent downturn increased supply and drove down prices, making the purchase of a foreclosed home an attractive alternative for some to purchasing a new home. Homebuilders responded to declining sales and increased cancellation rates with significant concessions, further adding to the price declines. With the decline in the values of homes and the inability of many homeowners to make their mortgage payments, the credit markets were significantly disrupted, putting strains on many households and businesses. In the face of these conditions, the overall economy weakened significantly, with high unemployment levels and substantially reduced consumer spending and confidence. As a result, while improving, demand for new homes remains at low levels in many of our markets.

We cannot predict the duration or ultimate magnitude of the current economic downturn or the extent of the recovery. Nor can we provide assurance that our responses to the homebuilding downturn or the government’s attempts to address the troubles in the overall economy will be successful. Additionally, we cannot predict the timing or effect of the winding down or possible withdrawal of government intervention or support.

The reduction in availability of mortgage financing has adversely affected our business, and the duration and ultimate severity of the effects are uncertain.

The mortgage lending industry experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans and compounded by expectations of increasing interest payment requirements and further defaults. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for several loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality has caused most lenders to stop offering subprime mortgages and most other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements. Fewer loan products, changes in conforming loan limits, tighter loan qualifications and a reduced willingness of lenders to provide loans make it more difficult for many buyers to finance the purchase of homes. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers who historically made up a substantial part of our customers. These reductions in demand have adversely affected our business, financial condition and results of operations, and the duration and severity of their effects are uncertain.

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

The FHA insures mortgage loans that generally have lower down payments and, as a result, it continues to be a particularly important support for financing home purchases. In the last two years, more restrictive guidelines were placed on FHA insured loans, such as increasing minimum down payment requirements. In the near future, further restrictions are expected on FHA insured loans including, but not limited to, limitations on seller-paid closing costs and concessions. These or any other restrictions may further negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

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

Most customers finance their home purchases through lenders providing mortgage financing. Increases in interest rates could lower demand for new homes because the mortgage costs to potential homebuyers would increase. Even if potential new homebuyers do not need financing, changes in interest rates could make it difficult to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers and fully realize our backlog in closing homes because our sales contracts generally include a financing contingency which permits buyers to cancel their sales contracts if mortgage financing is unobtainable within a specified time. This contingency period is typically 30 to 60 days following the date of execution of the sales contract. Exposure to such financing contingencies renders us vulnerable to changes in prevailing interest rates.

Cancellations of home sales orders in backlog may increase as homebuyers choose to not honor their contracts.

Notwithstanding our sales strategies, we experienced elevated rates of sales order cancellations in 2006 through 2008. Since 2008, our sales order cancellation rate has improved, and it is currently below our historical average for the period from 1997 to 2011. We believe the elevated cancellation rate in 2007 and 2008 was largely a result of reduced homebuyer confidence, due principally to continued price declines, growth in foreclosures, continued high unemployment and the fact that homebuyer deposits are generally a small percentage of the purchase price. A more restrictive mortgage lending environment and the inability of some buyers to sell their existing homes have also impacted cancellations. Many of these factors are beyond our control, and it is uncertain whether they will cause cancellation rates to rise in the future.

Home prices and demand in California, Arizona, Colorado, Washington, Nevada and Florida have a large impact on our results of operations because we conduct our homebuilding business in these states.

Our operations are concentrated in regions that are among some of the most severely affected by the recent economic downturn. We conduct our homebuilding business in California, Arizona, Colorado, Washington, Nevada and Florida. Home prices and sales in these states have declined significantly since the end of 2006. These states, particularly California, continue to experience economic difficulties, including elevated levels of unemployment and precarious budget situations in state and local governments, which may materially adversely affect the market for our homes in those areas. Declines in home prices and sales in these states also adversely affect our financial condition and results of operations.

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

Competitive bidding helps control labor and building material costs. The downward trend of these costs has stopped and a trend of increasing costs for material and labor has emerged in our markets. A continual increase in costs without an increase in selling price of our homes could adversely affect our financial condition and results of operations.

In most of our markets, we need to replenish our lot inventory for construction. If the housing market recovers, the price of improved or finished lots for construction in these markets could increase, and adversely affect our financial condition and results of operations.

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

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. As a consequence, we maintain liability insurance in the form of a “rolling wrap-up” insurance program which insures both us and our TradePartners® (designated subcontractors that meet certain quality, workplace safety and other criteria set by us). We also record customer service and warranty reserves for the homes we sell based on historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent in these matters, we cannot provide assurance that, in the future, our insurance coverage, TradePartners® arrangements and reserves will be adequate to address all warranty and construction defect claims.

Costs of insuring against construction defect and product liability claims are high, and the amount and scope of coverage offered by insurance companies at acceptable rates is limited. The scope of coverage may continue to be limited or further restricted and may become more costly.

Increasingly in recent years, individual and class action lawsuits have been filed against homebuilders asserting claims of personal injury and property damage caused by various sources, including faulty materials and presence of mold in residential dwellings. Furthermore, decreases in home values as a result of general economic conditions may result in an increase in both non-meritorious and meritorious construction defect claims, as well as claims based on marketing and sales practices. Our insurance may not cover all of the claims arising from such issues, or such coverage may become prohibitively expensive. Notwithstanding, our annual policy limits presently are $50.0 million per occurrence and $50.0 million in the aggregate, a portion of which are insured through related party insurance companies. We reinsure our policy limits from time to time. If we are unable to obtain adequate insurance against these claims, we may experience litigation costs and losses that could adversely affect our financial condition and results of operations. Even if we are successful in defending such claims, we may incur significant costs.

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

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders. We also compete with existing home sales, foreclosures and rental properties. In addition, some competitors may have greater financial, marketing and sales resources with the ability to compete more effectively. New competitors may also enter our markets. These competitive conditions in the homebuilding industry can result in:

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

Residents of communities we develop rely on us to resolve issues or disputes that may arise in connection with development or operation of their communities. Efforts to resolve these issues or disputes could be deemed unsatisfactory to the affected residents and subsequent actions by these residents could adversely affect our reputation or sales. In addition, we could be required to incur costs to settle these issues or disputes or to modify our community development plans, which could adversely affect our financial condition and results of operations.

If we are unable to develop our communities successfully or within expected timeframes, results of operations could be adversely affected.

Before a community generates revenues, time and capital are required to acquire land, obtain development approvals and construct project infrastructure, amenities, model homes and sales facilities. Our inability to successfully develop and market our communities and to generate cash flow from these operations in a timely manner could have a material adverse effect on our business, financial condition and results of operations. In addition, certain project related costs such as sales and marketing expenses, model maintenance, utilities, taxes and overhead expenses, are time-based costs and could be significantly higher if the project duration is extended.

Our business is seasonal in nature and quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. We typically achieve our highest new home sales orders in the spring and summer, although new homes sales order activity is also highly dependent on the number of active selling communities and the timing of new community openings. Because it typically takes us three to eight months to construct a new home, we deliver a greater number of homes in the second half of the calendar year as sales orders convert to home deliveries. As a result, our revenues from homebuilding operations are typically higher in the second half of the year, particularly in the fourth quarter, and we generally experience higher capital demands in the first half of the year when we incur construction costs. If, due to construction delays or other causes, we cannot close our expected number of homes in the second half of the year, our financial condition and full year results of operations may be adversely affected.

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

Our communities at times have experienced utility and resource shortages, including significant changes to water availability and increases in utility and resource costs. Shortages of natural resources, particularly water, may make it more difficult to obtain regulatory approval of new developments. We may incur additional costs and be unable to complete construction as scheduled if these shortages and utility rate increases continue. Furthermore, these shortages and utility rate increases may adversely affect the regional economies where we operate, which may reduce demand for our homes.

In addition, costs of petroleum products, which are used to deliver materials and transport employees, fluctuate and may increase due to geopolitical events or accidents. This could also result in higher costs for products utilizing petrochemicals, which could adversely affect our financial condition and results of operations.

Acts of war or terrorism may seriously harm our business

Acts of war or terrorism or any outbreak or escalation of hostilities throughout the world may cause disruption to the economy, our company, our employees and our customers, which could undermine consumer confidence and result in a decrease in new sales contracts and cancellations of existing contracts, which, in turn, could impact our revenue, costs and expenses and financial condition.

The IRS has disallowed certain income recognition methodologies. If we are unsuccessful in appealing this decision, we could become subject to a substantial tax liability from previous years.

In the normal course of business, we are audited by various federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Any changes as a result of IRS and state audits could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

Since 2002, Shea Homes Inc. (“SHI”) and Shea Homes Limited Partnership (“SHLP”) have used the “completed contract method” of accounting (the “CCM”) to recognize taxable income or loss with respect to the majority of their respective homebuilding operations. The CCM allows SHI and SHLP to defer taxable income/loss recognition from their homebuilding operations until projects are substantially complete, rather than annually based on the sale of individual homes to buyers of those homes. The Internal Revenue Service (the “IRS”) has assessed a tax deficiency against SHLP and SHI, contending they did not accurately and appropriately apply the relevant U.S. Treasury Regulations in calculating their respective homebuilding projects’ income/loss pursuant to the CCM for years 2004 through 2008, and years 2003 through 2008, respectively. SHI and SHLP believe their use of the CCM complies with the relevant regulations and have filed a petition with the United States Tax Court to challenge the IRS position. The Tax Court heard trial testimony in July 2012 and has ordered the Company and the IRS to exchange briefs, some of which have been filed. We expect the matter to be submitted for decision to the Tax Court by the end of November 2012. If, contrary to our expectations, the IRS should prevail in this matter, which is reasonably possible, SHI and SHLP would be required to recognize income for prior years that would otherwise be deferred until future years. With respect to SHI, this earlier recognition of income could result in a tax liability of up to $62 million (federal and state income taxes inclusive of interest). With respect to SHLP, the earlier recognition of income could result in the owners of SHLP incurring an additional tax liability of up to $105 million (federal and state income taxes inclusive of interest) for the years at issue, and SHLP would be required to make a distribution to its owners to pay a portion of such tax liability. The indenture governing the notes restricts SHLP’s ability to make distributions to its partners pursuant to the Tax Distribution Agreement in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess.

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

At September 30, 2012, contingent liabilities included:

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

•

$17.5 million of remaining exposure with respect to $58.2 million of surety bond indemnifications related to unconsolidated joint ventures and $2.3 million of remaining exposure with respect to $6.1 million of surety bond indemnifications related to other Shea Family Owned Companies;

•	$81.6 million of remaining exposure in connection with $182.2 million of surety bonds issued in respect of projects of SHLP and its subsidiaries; and

•	other commitments to fund certain of our joint ventures pursuant to the agreements and organizational documents governing such joint ventures.

The amounts above do not include obligations with respect to letters of credit issued under our existing letter of credit facility as credit support for certain liabilities of our joint ventures.

Certain of our homebuilding projects utilize, and may continue to utilize, community facility district, metro-district and other local government bond financing programs to fund construction or acquisition of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. From time to time, we enter into credit support arrangements where we are required to make interest and principal payments on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. If the current housing recovery doesn’t materialize and we experience another slow housing market which results in declines in new home sales and home values, taxes and assessments levied on homeowners may be insufficient to cover interest and principal obligations on these bonds and we may be required to fund these shortfalls, possibly without reimbursement, and/or accrue liabilities in connection with these credit support arrangements.

If we must satisfy any of these contingent liabilities, it could have a material adverse effect on our financial condition and results of operations.

The indenture governing our notes and our letter of credit facility contain, and any future indebtedness may contain, financial and operating restrictions that may affect our ability to operate our business.

The indenture governing our notes and our letter of credit facility do, and any future indebtedness may, contain various covenants that, among other things, limit our ability to grant certain liens to support indebtedness, invest in joint venture transactions, merge or sell assets. In addition, the indenture governing our notes and our letter of credit facility do, and any future indebtedness may, contain restrictions on our ability to incur indebtedness, enter into certain affiliate transactions and make certain distributions. These covenants could adversely affect our ability to finance our operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial. In particular, restrictions on our ability to enter into joint venture transactions may limit our ability to undertake new large scale master-planned development opportunities, including developments of our homes under the Trilogy brand, and may thereby adversely affect our growth and results of operations. In addition, these covenants may restrict our ability to meet capital commitments under our joint venture agreements, including obligations to re-margin joint venture loans, which may result in our ownership interests in the corresponding joint ventures being reduced or eliminated.

The risks associated with our land and lot inventory could adversely affect our business, financial condition and results of operations.

The risks inherent in controlling or purchasing, holding and developing land for new home construction are substantial and increase as consumer demand for housing decreases. The value of undeveloped land, building lots and housing inventories can fluctuate significantly from changing market conditions. If the fair market value of the land, lots and inventories we hold decreases, we may be required to reduce their carrying value and take significant impairment charges. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for land controlled under option or similar contracts may be put at risk. In certain circumstances, a grant of entitlements or development agreement with respect to particular land may include restrictions on the transfer of such entitlements to a buyer which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and result in reduced margins or losses in a poorly performing community or market. In a weak market, we have recorded significant inventory impairment charges and sold homes and land for lower margins, and such conditions may return and persist for extended periods of time.

Historically, our goals for the ownership and control of land were based on management’s expectations for future volume growth. In light of weak market conditions that have persisted since 2006, we significantly reduced purchases of undeveloped land and land development spending, and made substantial land sales to reduce inventory to better align with our reduced rate of production.

We also terminated certain land option contracts and wrote off earnest money deposits and pre-acquisition costs related to these option contracts. While housing market conditions have improved recently, future market conditions are uncertain and we cannot provide assurance that these measures will be successful in managing future inventory risks or avoiding future impairment charges. We could be limited in the amount of land we can dispose of, therefore, our cash inflows attributable to land sales may decline. Our flexibility in responding to changes in market conditions, including our ability to respond to further declines in the housing market or to benefit from a return to growth, has been reduced as the amount of our land controlled by option and similar contracts has declined.

Also, use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

In certain consolidated homebuilding projects, we have contractual obligations to purchase and receive water system connection rights which, at September 30, 2012, were $36.7 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction. The risks inherent in purchasing, controlling or holding these water system connection rights are substantial and increase as consumer demand for housing decreases. The value of these water system connection rights and their marketability can also fluctuate from changing market conditions. If the fair market value of these water system connection rights decreases, we may be required to reduce their carrying value which could adversely affect our financial condition and results of operations.

In certain consolidated homebuilding projects, we make infrastructure improvements on behalf of community facility districts and metro-districts or advance them funds for such improvements, both reimbursable to us from tax proceeds, assessments or bond financing and dependent on the district’s ability to secure capital from these sources. If a downturn in the homebuilding industry returns and results in further declines in new home sales and home values, then taxes and assessments levied on homeowners may be insufficient to reimburse us. Furthermore, if bond financing is unavailable, these districts may be unable to reimburse us. In either case, we may be required to recognize a charge for uncollectible amounts which could adversely affect our financial condition and results of operations.

Our consolidated financial statements could be adversely affected if we are unable to obtain performance bonds.

In the course of developing our communities, we are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. Our ability to obtain such bonds and the cost to do so depend on our credit rating, overall market capitalization, available capital, past operational and financial performance, management expertise and other factors, including surety and housing market conditions and the underwriting practices and resources of performance bond issuers. If we are unable to obtain performance bonds when required or the cost or operational restrictions or conditions imposed by issuers to obtain them increases significantly, we may not be able to develop or we may be significantly delayed in developing a community or communities and/or we may incur significant additional expenses, and, as a result, our consolidated financial statements, cash flows and/or liquidity could be materially and adversely affected.

We conduct certain of our operations through unconsolidated joint ventures with independent and affiliated third parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent and affiliated parties in which we do not have a controlling interest. At September 30, 2012, we had a net investment of $17.5 million in these unconsolidated joint ventures and guaranteed, on a joint and several basis, $4.0 million of outstanding liabilities for projects under development by these unconsolidated joint ventures. In addition, we issue and may continue to issue letters of credit under our letter of credit facility as credit support for liabilities of our unconsolidated joint ventures.

Our investments in the unconsolidated joint ventures involve risks and are highly illiquid, and their success depends in part on our joint venture partners’ performance, which can be impacted by their financial strength and other factors. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures and, as market conditions become more challenging, it may be difficult or impossible to obtain financing for our unconsolidated joint ventures on commercially reasonable terms. Due to tighter credit markets, financing for newly created unconsolidated joint ventures has been difficult to obtain. In addition, we lack a controlling interest in our unconsolidated joint ventures and, therefore, are usually unable to require our unconsolidated joint ventures to sell assets or return invested capital, make additional capital contributions, or take other action without the vote of at least one other venture partner. Therefore, absent partner agreement, we may be unable to liquidate our unconsolidated joint ventures investments to generate cash.

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

The homebuilding group of the Shea Family Owned Companies, which is operated largely through us, has only recently been operated as an independent business without credit support from the other Shea Family Owned Companies. If we are unable to continue to operate without such credit support, it could materially adversely affect our business, financial condition and results of operations. In addition, though we do not expect to receive new credit support from other Shea Family Owned Companies, we will still depend on our affiliates to provide us with certain management and administrative services. If these affiliates become unable to provide us with such services, we could incur significant additional costs to obtain them through other means due to lost efficiencies.

Until August 2011, one of our affiliates, JFSCI, provided us with centralized cash management services. As part of this function, we engaged in related party transactions and monetary transfers to settle amounts owed. The resultant accounts receivables and payables from these transfers were paid monthly. In August 2011, we ceased our participation in the centralized cash management service and performed the function independently. In addition, SHI has an unsecured term note receivable from JFSCI (the “Intercompany Debt Balance”), which bears interest at 4%, is payable in equal quarterly installments and due May 15, 2019, and has an outstanding balance, including accrued interest, at September 30, 2012 of $24.3 million. Quarterly, we evaluate collectability of the Intercompany Debt Balance, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on this criteria, and as JFSCI applied prepayments under the note to defer future installments until August 2014, we do not presently anticipate collection risks on the Intercompany Debt Balance. However, JFSCI’s inability to honor its obligation with respect to the Intercompany Debt Balance could have a material adverse effect on our financial condition, results of operations and capital resources.

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

Finally, though the current intention with respect to the Shea Family Owned Companies is to create three independent businesses that do not provide credit support to each other, it is possible the homebuilding group would be adversely affected by future financial and other difficulties arising with respect to either the heavy construction or commercial property group. For example, if any of the Shea Family Owned Companies not a part of the homebuilding group require financial support, it is likely the attention and financial resources of the Shea family members could be diverted from us and toward the business in need of additional support. Moreover if any of the Shea Family Owned Companies becomes subject to a bankruptcy, liquidation or similar proceeding, such proceeding could have a substantial effect on our business. It is possible that, among other consequences:

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

We believe our senior management’s experience in the homebuilding industry and tenure with our company are competitive strengths, and our success depends upon our ability to retain these executives. In addition, we believe our ability to attract, train, assimilate and retain new skilled personnel is important to our success. If we are unable to retain senior management and certain key employees, particularly lead personnel in our markets, as well as our senior corporate officers, or attract, train, assimilate or retain other skilled personnel, it could hinder the execution of our business strategy. Competition for qualified personnel in our markets is intense, and it could be difficult to find experienced personnel to replace our employees, many of whom have significant homebuilding experience. Furthermore, a significant increase in our active communities would necessitate hiring a significant number of field and sales personnel, who may be in short supply in our markets.

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

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities as well as maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third-party service providers pursuant to agreements that specify certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose customers, sales and revenue, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals and/or business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness and frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements.

Government regulations could increase the cost and limit the availability of our development and homebuilding projects and adversely affect our business, financial condition and results of operations.

We are subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water and sewage facilities, roads and other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets, government authorities have implemented no growth or growth control initiatives and preservation of land, often as a result of local grass-roots lobbying efforts. Furthermore, restrictions on immigration can create a shortage of skilled labor. Any of these regulatory issues can limit or delay home construction and increase operating costs.

We are also subject to various local, state and federal laws and regulations concerning the protection of health, safety and the environment, including endangered species. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs or subject us to fines, penalties and related litigation. These laws and regulations can also prohibit or severely restrict development and homebuilding activity in environmentally sensitive areas.

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

We assist customers with finding homeowners’ insurance through Shea Insurance Services, Inc., a wholly-owned subsidiary of SHLP. Through Shea Mortgage, a related entity within the Shea Family Owned Companies but not a subsidiary of SHLP or consolidated in its financial statements, we are also able to arrange mortgage origination options for our customers, helping us to ensure they secure financing for their home purchases. Our homebuilding operations offer financial incentives to our homebuyers to use Shea Mortgage. In addition to the financial benefits accruing to Shea Mortgage from these mortgage originations, the homebuilding operations are able to better manage the closing process as well as prequalify our homebuyers as a result of this affiliate arrangement. The homebuyers are not required to use Shea Mortgage as the homebuyer’s lender. Each homebuyer may select any lending institution of his or her choice for the purpose of securing mortgage financing and is not in anyway whatsoever limited to obtaining financing from Shea Mortgage.

These financial services operations are subject to federal, state and local laws and regulations. There have been numerous proposed changes in these regulations as a result of the housing downturn. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (H.R.4173) was signed into law, which has and will continue to have, significant impact on the regulation of the financial services industry, including new standards related to regulatory oversight of systematically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. Among other things, this legislation provides for a number of new requirements relating to residential mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees, retention of credit risk, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted. In addition, we cannot predict what similar changes to, or new enactments of, statutes and regulations pertinent to our financial services operations will occur. Any such changes or new enactments could have a material adverse effect on our financial condition and results of operations.

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

We have a significant amount of debt. At September 30, 2012, the total principal amount of our debt was $758.7 million. In addition, we have a substantial amount of contingent liabilities which could affect our business.

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

Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.

We have investments in marketable securities, money market funds and other short-term investments, the market value of which is subject to changes from period to period. Furthermore, during periods of financial stress, the value of money market and short-term securities funds have come under pressure. Decreases in the market value in these investments could have an adverse impact on our statements of financial position, results of operations and cash flow.

ITEM 6.	EXHIBITS

3.1	Certificate of Limited Partnership of Shea Homes Limited Partnership *

3.2	Agreement of Limited Partnership of Shea Homes Limited Partnership *

4.1	Indenture, dated as of May 10, 2011, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee *

4.2	Registration Rights Agreement, dated as of May 10, 2011 between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Credit Suisse Securities (USA) LLC, as Initial Purchaser *

4.3	Intercreditor Agreement, dated as of May 10, 2011, among Shea Homes Limited Partnership, the grantors party thereto, Wells Fargo Bank, National Association and Credit Suisse AG **

10.1	Offer letter from Shea Homes Limited Partnership to Andrew H. Parnes ***.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Shea Homes Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

*	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-177328) filed with the SEC on October 14, 2011
**	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-177328) filed with the SEC on December 22, 2011
***	Incorporated by reference to our Form 8-K (File No. 333-177328) filed with the SEC on September 5, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEA HOMES LIMITED PARTNERSHIP
(Registrant)

Dated: November 13, 2012	By:	/s/ Roberto F. Selva
Roberto F. Selva Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2012	By:	/s/ Andrew H. Parnes
Andrew H. Parnes Chief Financial Officer (Principal Financial Officer)