Form 10-K
period 2012-12-31
Shea Homes Limited Partnership
filed 2013-03-15
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-177328

SHEA HOMES LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	95-4240219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

655 Brea Canyon Road, Walnut, California, 91789

(Address of principal executive offices)

(909) 594-9500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

None of the voting or non-voting common equity of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of common equity of the registrant.

Documents incorporated by reference:

None

SHEA HOMES LIMITED PARTNERSHIP

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements. These forward looking statements and information relating to us are based on beliefs of management as well as assumptions made by, and information currently available to, us. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties difficult to predict. Further, certain forward-looking statements are based upon assumptions of future events that may not prove to be accurate.

See the “Risk Factors” section of this Form 10-K for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause actual results to differ materially from results that may be expressed or implied by such forward-looking statements. These factors include, among other things:

•	changes in employment levels;

•	changes in availability of financing for homebuyers;

•	changes in interest rates;

•	changes in consumer confidence;

•	changes in levels of new and existing homes for sale;

•	changes in demographic trends;

•	changes in housing demand;

•	changes in home prices;

•	elimination or reduction of tax benefits associated with owning a home;

•	litigation risks associated with home warranty and construction defect and other claims; and

•	various other factors, both referenced and not referenced in this Form 10-K.

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from those described in this Form 10-K as anticipated, believed, estimated, expected, intended, planned or projected. Except as required by law, we neither intend nor assume any obligation to revise or update these forward-looking statements, which speak only as of their dates.

SHEA HOMES LIMITED PARTNERSHIP

PART I

ITEM 1.	BUSINESS

Overview

Shea Homes Limited Partnership, a California limited partnership (“SHLP”, the “Company”, “us”, “our”, or “we”), is one of the largest privately owned homebuilders in the United States by total number of home closings according to data compiled for Builder Magazine’s 2011 “Builder 100” List. We design, build and market single-family detached and attached homes across various geographic markets in California, Arizona, Colorado, Washington, Nevada and Florida. We serve a broad customer base including entry, move-up, luxury and active adult buyers. We have been recognized by industry professionals and our homebuyers for quality, customer service and craftsmanship, as evidenced by receipt of some of the homebuilding industry’s most prominent awards, including being named as “Builder of the Year” in 2007 by Professional Builder magazine and one of “America’s Best Builders” in 2005 by the National Association of Homebuilders and Builder magazine. In 2012, for the second year in a row, Shea Homes was honored as one of 50 top consumer brands in the country to be named a “Customer Service Champion” by J.D. Power Associates.

SHLP was formed January 4, 1989, pursuant to an agreement of partnership, as most recently amended March 11, 2013, by and between J.F. Shea, G.P., a Delaware general partnership (which formerly was a Delaware limited partnership), as general partner, and the Company’s limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), that are under the common control of Shea family members (collectively, the “Partners”). J.F. Shea, G.P., is 96% owned by JFSCI. SHLP is one of a group of companies owned by the Shea family (collectively, the “Shea Family Owned Companies”). Since 1881 in Portland, Oregon, beginning with only a plumbing contractor business, the Shea family has expanded to start and currently owns and operates various businesses, including homebuilding, heavy construction, venture capital, home mortgage, insurance and commercial property. The Shea Family Owned Companies have grown but remained privately held by the Shea family. The Shea family began building homes in 1968 through JFSCI and, in 1989, homebuilding under the Shea Homes brand was moved to the newly formed SHLP, an entity still under the broader umbrella of JFSCI.

Since its formation over 40 years ago, Shea Homes has expanded significantly through acquisitions, developments, and joint ventures to become one of the most well-regarded homebuilders in the markets in which it competes:

•	1968: Residential homebuilding division was formed, operating in southern California;

•	1970: Residential homebuilding division closes first homes in northern California;

•	1985: Opened San Diego division;

•	1989: Acquired Knoell Homes and opened Arizona division;

•	1996: Opened Denver division and acquired a portfolio of assets in California from Chevron Land;

•	1997: Purchased Mission Viejo Company and its land holdings in California and Colorado from Philip Morris;

•	1998: Purchased UDC Homes, Inc. and launched the Active Adult division and the Trilogy Brand;

•	2001: Active Adult division began operations in Washington;

•	2006: Acquired homebuilding land, commercial land and income properties that comprised the Denver Tech Center;

•	2007: Active Adult division began operations in Florida;

•	2009: Launched the SPACES Brand; and

•	2010: Active Adult division began operations in Nevada.

Markets and Products

For the year ended December 31, 2012, we operated an average of 65 consolidated active selling communities in California, Arizona, Colorado, Washington, Nevada and Florida. When determining markets to enter, we evaluate various factors, including local economic and real estate conditions, historical and projected population and job growth trends, number of housing starts, building lot availability and price, housing inventory, climate, customer profile, regional raw material costs, competitive environment and home sales rates.

Within each homebuilding community, we utilize a product mix depending on market conditions and opportunities. In determining product mix in each community, we consider demographic trends, demand for a particular type of product, margins, timing and economic strength of the market. While remaining responsive to market opportunities, we have focused, and intend to continue to focus, our core homebuilding business primarily on first-time and move-up buyers offering single-family detached and attached homes. For the year ended December 31, 2012, our product mix was: 36% first time buyers, 43% move up / luxury and 21% active adult.

We operate under three brands that reflect our value proposition: homes designed to meet the needs of our customers, with standard energy-efficient features, built in an environmentally-responsible manner.

•	Shea Homes, our flagship brand, targets first-time and move-up buyers. Each of our segments builds and markets homes under the Shea Homes brand;

•

Trilogy, master-planned communities designed and built to meet the needs and active lifestyles of homebuyers 55 and older. These communities combine quality homes with diverse resort-like amenities in our Southern California, Northern California, Mountain West and South West segments; and

•

SPACES, our newest brand, targets 25-40 year-old buyers with contemporary, practical homes that have flexible floor plans and stylish, energy-efficient features at an affordable price point. We have opened SPACES communities in our Southern California, Northern California, Mountain West and South West segments.

We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based generally on geography as follows:

•	Southern California, comprised of communities in Los Angeles, Ventura and Orange Counties, and the Inland Empire;

•	San Diego, comprised of communities in San Diego, California;

•	Northern California, comprised of communities in northern and central California, and the central coast of California;

•	Mountain West, comprised of communities in Colorado and Washington;

•	South West, comprised of communities in Arizona and Nevada; and

•	Other, comprised of communities in Florida.

The following table presents certain operating information for our reportable segments for the years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Southern California:
Homes closed	249	313	303
Percentage of total homes closed	16%	23%	20%
Average selling price	$523,498	$534,329	$516,816
Total homebuilding revenues (in millions) (a)	$134.0	$167.4	$157.1
San Diego:
Homes closed	194	172	220
Percentage of total homes closed	12%	13%	15%
Average selling price	$440,897	$504,523	$515,827
Total homebuilding revenues (in millions) (a)	$86.0	$86.9	$113.6
Northern California:
Homes closed	323	215	238
Percentage of total homes closed	21%	16%	16%
Average selling price	$487,003	$501,330	$499,462
Total homebuilding revenues (in millions) (a)	$166.1	$108.8	$122.0
Mountain West:
Homes closed	284	215	177
Percentage of total homes closed	18%	16%	12%
Average selling price	$446,352	$419,343	$485,229
Total homebuilding revenues (in millions) (a)	$147.8	$102.9	$99.5
South West:
Homes closed	492	406	520
Percentage of total homes closed	31%	30%	35%
Average selling price	$280,283	$276,487	$263,156
Total homebuilding revenues (in millions) (a)	$138.2	$114.4	$138.7
Other:
Homes closed	31	27	31
Percentage of total homes closed	2%	2%	2%
Average selling price	$230,645	$223,889	$242,581
Total homebuilding revenues (in millions) (a)	$7.1	$6.0	$7.5
Total:
Homes closed	1,573	1,348	1,489
Average selling price	$410,045	$423,046	$416,007
Total homebuilding revenues (in millions) (a)	$679.2	$586.4	$638.4

(a)	Total homebuilding revenues are primarily comprised of revenues from home deliveries and land sales

Strategy

After a prolonged downturn in the housing market from 2006 through early 2012, we began to see signs of stabilization and improvement during 2012. The severe housing downturn was brought on by generally weak economic conditions, including weak consumer confidence and high levels of unemployment, low levels of housing affordability, excessive levels of inventory and foreclosure activity which led to an over-supply of existing homes on the market and tight lending standards which contributed to a significantly reduced supply of mortgage credit. During 2012, we began to see the broader economy stabilize, increased housing affordability, lower supplies of existing and new home inventories and low mortgage interest rates. These improved conditions led to a pickup in demand for new homes as evidenced by solid year over year increases in new home orders, lower cancellation rates, and increases in new home prices which contributed to higher unit deliveries and revenues and improved housing gross margin percentages for the Company.

During the downturn, we focused on reducing operating costs through a restructuring of operations, reducing headcount, redesigning product offerings and exiting or reducing our investment in certain geographic markets. We believe we have one of the lowest overhead structures among the large public and private homebuilder group. We believe our leaner, more efficient operating structure will enhance our near-term and long-term profitability and serve us well as we emerge from the downturn and compete for new land and project opportunities.

In 2012, as a result of the improving housing market condition, we increased our land acquisitions. Our strategy focuses on acquiring land in the core locations of our market segments. In both Southern and Northern California, this will generally include a focus primarily on the coastal markets which are generally more desirable and are closer to the major employment centers. In our Mountain West and South West segments, our focus will also be on the more desirable, closer in markets. As we review new land acquisition opportunities, we will employ a disciplined and rigid underwriting process that considers the following: (1) the ability to meet our return and profit targets using reasonable home price, risk and cost assumptions, (2) the ability to take advantage of our broad product capabilities, (3) in each of our markets, an appropriate allocation between finished lot acquisitions which turn faster and undeveloped land which can be more profitable but turn slower, (4) the ability to make land acquisitions with little or no entitlement risk, and (5) the allocation of capital across all of our geographic segments based on our diversification objectives. Our goal in each of our markets is to be a top tier builder. By doing so in each of our markets, we believe we can benefit from economies of scale, gain access to more attractive land opportunities and attract and retain qualified employees and subcontractors.

Our growth strategy focuses primarily on investing in our existing geographic markets. We believe our current geographic markets represent regions of the country that present above average growth potential based on long-term employment, demographic and economic trends. We have operated in most of these markets for many years and our teams have extensive local knowledge and the critical business relationships that are essential in competing for land, subcontractors and customers. We will, however, consider new geographic markets that meet the same criteria as our existing markets and which we can reasonably support through our capital base.

We enter into homebuilding and land development joint ventures from time to time to access larger or highly desirable lot positions, expand our market opportunities, establish strategic alliances, leverage our capital base and manage the financial and market risk associated with land holdings. We typically enter into these arrangements with land owners and developers, other homebuilders and financial partners. These joint ventures usually obtain secured acquisition, development and/or construction loans designed to reduce the use of corporate financing sources.

An integral component of our business strategy is to build and deliver homes of exceptional quality combined with a customer service experience that is consistently among the leaders in the homebuilding industry. Historically, we have been at or near the top of the individual customer service rankings for each of our homebuilding markets and over the past two years we have been the only home builder to be recognized as a “Customer Service Champion” by J.D. Power Associates. Our commitment to quality and the customer experience is an integral part of our business strategy and company culture.

Marketing and Sales

We believe we have an established and valuable brand, with a reputation for high quality construction, innovative design and strong customer service. We believe our reputation helps generate interest in each new project we undertake. We positioned ourselves as the “homebuilder who cares” and believe our approach enhances customer satisfaction, increases referrals and improves brand recognition.

We use a variety of marketing platforms, including website, internet and mobile applications, customer information centers, advertisements, newspapers, magazines and brochures, direct mail, billboards and fully decorated model units. We focus on being at the forefront of technological based marketing, including how we communicate information to the marketplace. We have had success working through Facebook, Twitter and blogs, and in November 2009, we became the first national builder to launch an application for Apple Inc.’s iPhone and iPod Touch devices. We also maintain a state-of-the-art website that allows potential customers to insert their existing furniture into our floor plans, and benefit from an exclusive arrangement with our website design firm.

Model homes are an important part of our marketing efforts where we focus on creating an attractive atmosphere at each model complex. We use local third party design specialists for interior decorations and furniture, which vary within models based upon characteristics of targeted homebuyers. At December 31, 2012, we owned 197 model homes throughout our communities. We also have home design service centers offering a wide range of customization options to satisfy individual customer tastes.

To sell homes, we employ commissioned sales agents who are licensed real estate agents where required by law. We also use independent brokers who are typically paid a market-based commission based on the price of the home.

Customer purchase deposit requirements vary among markets based on state laws as well as customs and practices and are sometimes dictated by the financing program used by the consumer. Total base purchase price deposits range from $500 to $40,000 (excluding options). Additional purchase deposits are required for options and upgrades and can be as high as 65% of the option price. Generally, higher deposit percentages are required for large option orders. Our sales contracts may include, among other contingencies, a financing contingency which permits customers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. Our cancellation rate as a percentage of home sales orders averaged approximately 21% from 1997-2006 before the downturn in the homebuilding industry. Though this rate increased to a high of 31% in 2008, it returned to 20% in 2009. For the twelve months ended December 31, 2012, our cancellation rate was 15%.

To reduce the risk of unsold inventory, we have formalized our approval process of home construction starts. Generally, customers must have approved financing, no contingencies tied to the sale of an existing home, and an appropriate deposit before construction of a home begins. Depending on market conditions in each community, we may begin construction on a limited number of homes when no signed sales contracts exist to have inventory available for buyers who want an already built home for a quicker move in. In addition, we may use various sales incentives, such as payment of certain homebuyer costs as part of our sales process. Use of incentives and inventory construction is dependent on local economic and competitive market conditions.

Land Acquisition and Development

We have a disciplined and structured land acquisition process. Each acquisition must be approved by our land committee, which is composed of members of senior management team and directors of J.F. Shea Construction Management, Inc., our ultimate general partner. The committee reviews potential new projects and option and deposit funds are placed at risk only if the committee approves the purchase of the land. As part of this process, the committee reviews due diligence information provided by our land acquisition teams, which typically includes market, environmental and site-planning studies and an overall project and market risk and financial analysis. We expect to acquire more land inventory in all our markets to meet expected demand.

For the homebuilding operations, we typically purchase land only after substantially all of the necessary governmental development approvals or entitlements have been obtained so that development or construction may begin as and when market conditions dictate. The term “entitlements”, as used herein, refers to the right, for the duration of the term of the entitlements, to develop a specific number of residential lots without the need for further public hearings or discretionary local government approvals. Entitlements generally give the developer the right to obtain building permits upon compliance with certain conditions that are ordinarily within the developer’s control. Although entitlements are usually obtained before we purchase land, we are still required to secure a variety of other governmental approvals and obtain permits prior to and during development and construction. The process of obtaining such approvals and permits can be costly, time consuming and difficult to obtain, and substantially delay the development cycle.

We acquire land through purchases and option contracts. Deposits are generally refundable until the necessary entitlements and zoning, including plan approval and in some cases engineering plan approval, are obtained, at which point the deposits become non-refundable. Actual land acquisitions are generally financed from cash on our balance sheet or through our cash flow from operations. Option contracts allow us to control lots and land without incurring the risks of land ownership or financial commitments other than, in some circumstances, a non-refundable deposit. We also enter into option contracts with land owners and developers and, in certain circumstances, other third parties, including our affiliates, to purchase finished lots over time and before home construction begins. These option contracts may require a certain number of purchases per quarter. We have the right to decline to exercise future purchases and to cancel our future rights to lots, typically forfeiting only the deposits held by the sellers at that time.

When we acquire undeveloped land, we generally begin development through contractual agreements with consultants and our TradePartners® (see below). These activities include site planning and engineering and constructing roads, sewer, water, utility and drainage systems and, in certain instances, recreational amenities. For additional information regarding our land position, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Homebuilding Operational Data—Land and Homes in Inventory.”

Backlog

Sales order backlog represents homes under contract to be built, but not closed with the transfer of title. We recognize revenue on homes under sales contracts when the sale has closed. Home sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received or collection of associated receivables, if any, is reasonably assured and when we have no other continuing involvement in the asset sold. At December 31, 2012, we had a backlog of 911 units with a sales value of $413.2 million that is anticipated to be realized as closings primarily throughout 2013.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest new home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes three to eight months to construct a new home, we deliver more homes in the second half of the year as spring and summer home sales orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest from April to October, with the majority of cash receipts from home deliveries occurring during the second half of the year.

Consumer Financial Services

We make available certain financial services to our homebuyers through:

•	Shea Insurance Services, Inc., an entity 100% owned by Shea Homes Inc. (“SHI”) that provides insurance brokerage services; and

•	Shea Financial Services, Inc., an entity 100% owned by SHI that provides management services to Shea Mortgage, Inc., a related company (“Shea Mortgage”).

Construction

As the general contractor for our communities, we employ subcontractors that meet our requirements for becoming TradePartners®. These requirements include quality and workplace safety standards and participation in various training programs. We typically hire TradePartners® on a community-by-community basis at a fixed price. Occasionally, we enter into longer term contracts or national account agreements (exclusive or non-exclusive) with suppliers or manufacturers if we can obtain more favorable terms or receive rebates based upon product usage and volumes. Our construction managers and field superintendents coordinate and schedule the activities of TradePartners® and suppliers and subject their work to quality and cost controls.

We do not maintain significant inventories of construction materials, except for work-in-process materials for homes under construction. When possible, we negotiate price and volume discounts with manufacturers and suppliers to take advantage of production volume and regional purchasing capabilities, including parties such as Delta, for plumbing fixtures, and Whirlpool, for appliances. Prices for these goods and services may fluctuate due to various factors, including supply shortages that may be beyond the control of our suppliers.

Quality Control and Warranty Programs

We view a positive customer service experience and adherence to stringent quality control standards as fundamental to our business model and continued success. We believe our quality assurance programs help improve production efficiency, reduce warranty costs and increase customer satisfaction and referrals. Our commitment to product quality includes a comprehensive checkpoint evaluation at key points in the construction process, continuous improvement based on direct feedback from our TradePartners®, and our participation in TradePartners® councils to discuss industry practices, solve problems and distribute information in an effort to build better homes.

We offer our customers a comprehensive one or two-year warranty for our homes and typically provide more limited ongoing customer service support for up to twelve years in some markets as required by state law requirements. The specific terms and conditions of these warranties vary depending on the market in which a home is sold. Additionally, post-closing, we proactively provide one, five and eleven-month customer care home visits. On-site customer care personnel coordinate with TradePartners® to service the homes.

We record a reserve of approximately 1.0% to 2.0% of the home sales price to cover warranty and customer service expenses, although this allowance is subject to adjustment in special circumstances. Our historical experience has been that warranty and customer service expenses generally fall within this allowance. We believe our reserves are adequate to cover the ultimate resolution of potential liabilities associated with known and anticipated warranty and customer service related claims and litigation.

Insurance Coverage

We obtain workers compensation insurance, commercial general liability insurance, and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. Policies covering these items are written at various coverage levels but include a self-insured retention or deductible ranging from $0.5 million to $25.0 million. We typically procure general liability, workers compensation and completed operations insurance from affiliated entities to insure these retentions or deductibles, plus excess layers above the third party limits. See “Certain Relationships and Related Party Transactions—Supplemental Insurance Coverage and PIC Transaction.”

We require TradePartners® to be insured for work on our communities for workers compensation, commercial general liability and completed operations losses and damages, and many of our TradePartners® carry this insurance through our “rolling wrap-up” insurance program, where our risks and the risks of participating TradePartners® on our projects are insured through a set of master policies.

Competition and Market Factors

Development and sale of residential properties is highly competitive and fragmented. We compete for sales with many large and small homebuilders, including some homebuilders with nationwide operations, on the basis of a variety of interrelated factors, including location, reputation, amenities, design, quality and price. We also compete for sales with resales of existing homes and with available rental housing.

The demand for new housing is affected by, among other factors, consumer confidence and prevailing economic conditions, including employment levels and job growth or contraction, interest rates and state and federal home ownership legislative policies. Other factors affect the housing industry and demand for new homes, including availability of labor and materials and increases in the costs thereof, changes in costs of home ownership, such as property taxes and energy costs, changes in consumer preferences, demographic trends and availability of and changes in mortgage financing programs.

Government Regulation and Environmental Matters

The homebuilding industry is subject to extensive and complex regulations. We and our subcontractors must comply with various federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising and real estate sales rules and regulations. These requirements affect the development process, building materials and building designs of our properties. Moreover, we are dependent on state and local authorities to obtain building permits and other approvals to complete our projects. The time to obtain these permits and other approvals affects the carrying costs of unimproved property and the continued effectiveness of granted permits is subject to changes in policies, rules and regulations and their interpretation and application.

Some state and local governments in our markets have approved, and others may approve, slow-growth or no-growth initiatives that have and could continue to adversely impact land availability and building opportunities. Additionally, approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets or could require satisfaction of additional administrative and regulatory requirements, which could delay or increase the costs of our homebuilding operations.

Our homebuilding operations are also subject various local, state and federal statutes, ordinances, rules and regulations concerning land use and protection of health, safety and the environment. The particular impact and requirements of environmental laws for each project vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties. Complying with such laws may result in delays, cause us to incur substantial compliance and other costs or prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, such compliance has not had a material adverse effect on our operations, although in the future it may have such an effect.

We typically conduct limited environmental due diligence reviews prior to the acquisition of undeveloped properties. With respect to finished lots we acquire from other developers, we generally do not conduct environmental due diligence separate from that already performed by the selling developer. Prior to development, we undertake extensive site planning as appropriate for each community, which may include design and implementation of storm water management plans, wetlands delineation and mitigation plans, perennial stream flow determinations, erosion and sediment control plans and archeological, cultural and endangered species surveys. We may be required to obtain permits or other approvals for our operations, particularly in environmentally sensitive areas, such as wetlands. Infrastructure projects impacting public health and the environment, such as construction of drain fields or connection to public sewer lines, and drilling of wells or connection to municipal water supplies, may be subject to inspection and approval by local authorities. We also could incur cleanup costs and obligations with respect to environmental conditions at our properties, including, under some environmental laws, conditions resulting from the operations of prior site owners or operators, or at properties where we have disposed of wastes. Although no assurances can be given, we are not aware of obligations or liabilities arising out of environmental conditions in any of our existing developments that are likely to materially and adversely affect us.

Employees

At December 31, 2012, we employed 537 people, including 267 management, office and administrative staff, 110 sales personnel and 160 construction personnel. No employees are covered by collective bargaining agreements. Employees of certain TradePartners® are represented by labor unions or are subject to collective bargaining arrangements. We believe relations with our employees and TradePartners® are satisfactory.

Business Segment Financial Data

For business segment financial data, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 20 to our consolidated financial statements.

Availability of Reports

This annual report on Form 10-K and each of our subsequent quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments, are available free of charge on our website, www.sheahomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information contained on our website is not incorporated by references into this report and should not be considered part of this report. In addition, the SEC website contains reports, proxy and information statements, and other information about us at www.sec.gov.

ITEM 1A.        RISK FACTORS

The discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As used below, the term “notes” and “Secured Notes” refers to the outstanding 8.625% Senior Secured Notes due 2019 issued by Shea Homes Limited Partnership and Shea Homes Funding Corp. and guaranteed by certain of our subsidiaries.

Market and Economic Risks

The homebuilding industry, which is very cyclical and affected by a variety of factors, was recently in a significant and prolonged downturn, and, while the industry has attained a moderate level of stabilization and recovery recently, any return to a sustained and more normal economic and housing market environment is uncertain. A return to weak housing and general economic conditions or deterioration in industry conditions or in broader economic conditions could have additional material adverse effects on our business, financial condition and results of operations.

The homebuilding industry is cyclical and is significantly affected by changes in industry conditions, as well as in general and local economic conditions, such as changes in:

•	employment and wage levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale;

•	demographic trends;

•	housing demand; and

•	government policies.

These changes may occur on a national scale or may acutely affect some of the regions or markets in which we operate more than others. When adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on other homebuilding companies that have a smaller presence in such markets. Our operations in previously strong markets, particularly California and Arizona, have adversely affected our results of operations disproportionately compared to our other markets in the latest downturn.

An oversupply of alternatives to new homes, including foreclosed homes, homes held for sale by investors and speculators, other existing homes and rental properties, can also adversely impact our ability to sell new homes, depress new home prices and reduce our margins on the sales of new homes. High levels of foreclosures not only contribute to additional inventory available for sale, but also reduce appraised values for new homes, potentially resulting in lower sales prices.

As a result of the foregoing matters, potential customers may be less willing or able to buy our homes.

The recent downturn in the homebuilding industry was one of the most severe housing downturns in U.S. history. This downturn was marked by the significant decline in demand for new homes, significant oversupply of homes on the market and significant reductions in the availability of financing for homebuyers. As a result, we experienced material reductions in our home sales and homebuilding revenues, and incurred material inventory impairments and losses from our joint venture interests and other write-offs. It is not clear at this time if these trends have permanently reversed or when we may return to meaningful, sustained profitability. A housing or economic relapse or recession would have a material adverse effect on our business, financial condition and results of operations.

Our ability to respond to any downturn is limited. Numerous home mortgage foreclosures during the recent downturn increased supply and drove down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders responded to declining sales and increased cancellation rates with significant concessions, further adding to the price declines. With the decline in the value of homes and the inability of many homeowners to make their mortgage payments, the credit markets were significantly disrupted, putting strains on many households and businesses. These conditions could return if there is a weakening economy and housing market.

We cannot predict the duration or ultimate magnitude of any economic downturn or the extent of a recovery. Nor can we provide assurance that our response to a homebuilding downturn or the government’s attempts to address the troubles in the overall economy would be successful.

The reduction in availability of mortgage financing over the recent downturn has adversely affected our business, and it is likely that access to mortgage financing going forward will be more restrictive than in previous housing cycles.

The mortgage lending industry experienced significant instability, beginning with increased defaults on subprime loans and other nonconforming loans followed by a surge in defaults in the broader mortgage loan market. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for many loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality has caused most lenders to stop offering subprime mortgages and other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements. Fewer loan products, changes in conforming loan limits, tighter loan qualifications, higher down payments and a reduced willingness of lenders to provide loans make it more difficult for buyers to finance the purchase of homes. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to first-time and move-up buyers who historically made up a substantial part of our customers. These reductions in demand have adversely affected our business, financial condition and results of operations over the past several years, and the duration and severity of their effects are uncertain.

The liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities have required substantial injections of capital from the federal government and may require additional government support in the future. The federal government has proposed changing the nature of its relationship with Fannie Mae and Freddie Mac and even eliminating these entities. If Fannie Mae and Freddie Mac were dissolved or if the federal government stopped providing liquidity support to the mortgage market, there would be a reduction in available financing from these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and new home sales.

The FHA insures mortgage loans that generally have lower down payments and, as a result, it continues to provide important support for financing home purchases. In the last few years, more restrictive guidelines were placed on FHA insured loans, such as increased minimum down payment requirements and increased insurance premiums. In the near future, further restrictions are expected on FHA insured loans including, but not limited to, limitations on seller-paid closing costs and concessions. These or any other restrictions may further negatively affect the availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

Some customers still utilize 100% financing through programs offered by the VA and United States Department of Agriculture. There can be no assurance these or other programs will continue to be available or will be as attractive to customers as programs currently offered, which could adversely affect our home sales.

Elimination or reduction of the tax benefits associated with owning a home could prevent potential customers from buying our homes and adversely affect our business or financial results.

Significant expenses of owning a home, including mortgage interest and real estate taxes, generally are deductible expenses for an individual’s federal and, in some cases, state income taxes, subject to certain limitations. If the federal government or a state government changes its income tax laws to eliminate or substantially modify these income tax deductions, the after-tax cost of owning a new home would increase for many potential customers. The resulting loss or reduction of homeowners’ tax deductions, if such tax law changes were enacted without offsetting provisions, would adversely affect demand for new homes.

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

Notwithstanding our sales strategies, we experienced elevated rates of sales order cancellations from 2006 through 2008. We believe the elevated cancellation rates were largely a result of reduced homebuyer confidence, due principally to continued price declines, growth in foreclosures, continued high unemployment and the fact that homebuyer deposits are generally a small percentage of the purchase price. A more restrictive mortgage lending environment since 2008 and the inability of some buyers to sell their existing homes has also impacted cancellations. Many of these factors are beyond our control, and it is uncertain whether they will cause cancellation rates to rise in the future.

Home prices and demand in California, Arizona, Colorado, Washington, Nevada and Florida have a large impact on our results of operations because we conduct our homebuilding business in these states.

Our operations are concentrated in regions that were among some of the most severely affected by the recent economic downturn. We conduct our homebuilding business in California, Arizona, Colorado, Washington, Nevada and Florida. Home prices and sales in these states have declined significantly since the end of 2006, and while improving, these states, particularly California, continue to experience some economic challenges, including elevated levels of unemployment and precarious budget situations in state and local governments. These conditions may materially adversely affect the market for our homes in those areas. Declines in home prices and sales in these states also adversely affect our financial condition and results of operations.

Inflation could adversely affect our business, financial condition and results of operations, particularly in a period of oversupply of homes.

Inflation can adversely affect us by increasing costs of land, materials and labor. The Company is currently experiencing a significant increase in the cost of labor and materials to construct our homes. In addition, with rising home prices, land prices have begun to increase significantly. We may be unable to offset these increases with higher sales prices. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may be unable to raise home prices sufficiently to keep up with the rate of cost inflation and, accordingly, our margins could decrease. Moreover, with inflation, the purchasing power of our cash resources can decline. Efforts by the government to stimulate the economy may not be successful, but have increased the risk of significant inflation and its resulting adverse effect on our business, financial condition and results of operations.

Homebuilding is very competitive, and competitive conditions could adversely affect our business, financial condition and results of operations.

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders and developers. We also compete with existing home sales, foreclosures and rental properties. In addition, some competitors may have greater financial, marketing and sales resources with the ability to compete more effectively. New competitors may also enter our markets. These competitive conditions in the homebuilding industry can result in:

•	fewer sales;

•	lower selling prices;

•	increased selling incentives;

•	lower profit margins;

•	impairments in the value of inventory and other assets;

•	difficulty in acquiring suitable land, raw materials, and skilled labor at acceptable prices or terms; or

•	delays in home construction.

These competitive conditions affect our business, financial condition and results of operations.

Operational Risks

Supply shortages and risks of demand for building materials and skilled labor could increase costs and delay deliveries.

The homebuilding industry has periodically experienced significant difficulties that can affect the cost or timing of construction, and adversely impact our revenues and operating margins, including:

•	difficulty in acquiring land suitable for residential building at affordable prices in locations where our potential customers want to live;

•	shortages of qualified labor;

•	reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized;

•	shortages of materials; and

•	increases in the cost of materials, particularly lumber, drywall, cement, steel, plumbing and electrical components, which are significant components of home construction costs.

Competitive bidding helps control labor and building material costs. The downward trend of these costs has stopped and a trend of significantly increasing costs for material and labor has emerged in our markets. An increase in costs without an increase in selling prices of our homes could adversely affect our financial condition and results of operations.

In most of our markets, we need to replenish our lot inventory for construction. If the housing market recovers, the price of improved or finished lots for construction in these markets could increase and adversely affect our financial condition and results of operations.

Homebuilding is subject to home warranty and construction defect claims and other litigation risks in the ordinary course of business that can be significant. Our operating expenses could increase if we are required to pay higher insurance premiums or incur substantial warranty and litigation costs with respect to such claims and risks.

As a homebuilder, we are subject to home warranty and construction defect claims arising in the ordinary course of business. As a consequence, we maintain liability insurance in the form of a “rolling wrap-up” insurance program which insures both us and our TradePartners®. We also record customer service and warranty reserves for the homes we sell based on our historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent in these matters, we cannot provide assurance that, in the future, our insurance coverage and reserves will be adequate to address all warranty and construction defect claims.

Costs of insuring against construction defect liability claims are high, and the amount and scope of coverage offered by insurance companies at acceptable rates is limited. The scope of coverage may continue to be limited or may become further restricted or more costly.

In recent years, an increasing number of individual and class action lawsuits have been filed against homebuilders asserting claims of personal injury and property damage caused by various sources, including faulty materials and the presence of mold in residential dwellings. Furthermore, decreases in home values as a result of general economic conditions may result in an increase in construction defect liability claims, as well as claims based on marketing and sales practices. Our insurance may not cover all of the claims arising from such issues, or such coverage may become prohibitively expensive. Notwithstanding, our annual policy limits presently are $50.0 million per occurrence and $50.0 million in the aggregate, a portion of which are insured through related party insurance companies, who may reinsure our policy limits from time to time. If we are unable to obtain adequate insurance against these claims, we may experience litigation costs and losses that could adversely affect our financial condition and results of operations. Even if we are successful in defending such claims, we may incur significant costs.

Historically, builders have recovered a significant portion of the construction defect liabilities and defense costs from their subcontractors and insurance carriers. We try to minimize our liability exposure by providing a master insurance policy and requiring TradePartners® to enroll in a “rolling wrap-up” insurance policy. If we cannot effectively recover from our carriers, we may suffer greater losses, which could adversely affect our financial condition and results of operations.

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

Before a community generates revenues, time and capital are required to acquire land, obtain development approvals and construct project infrastructure, amenities, model homes and sales facilities. Our inability to successfully develop and market our communities and to generate cash flow from these operations in a timely manner could have a material adverse effect on our business, financial condition and results of operations. In addition, certain project-related costs such as sales and marketing expenses, model maintenance, utilities, taxes and overhead expenses, are time-based costs and could be significantly higher if the project duration is extended.

The risks associated with our land and lot inventory could adversely affect our business, financial condition and results of operations.

The risks inherent in controlling or purchasing, holding and developing land for new home construction are substantial and increase as consumer demand for housing decreases. The value of undeveloped land, building lots and housing inventories can fluctuate significantly from changing market conditions. If the fair market value of the land, lots and inventories we hold decreases, we may be required to reduce their carrying value and take significant impairment charges. We may have acquired options on or bought and developed land at a cost we will not be able to recover fully or on which we cannot build and sell homes profitably. In addition, our deposits for land controlled under option or similar contracts may be put at risk. In certain circumstances, a grant of entitlements or development agreement with respect to particular land may include restrictions on the transfer of such entitlements to a buyer, which may increase our exposure to decreases in the price of such entitled land by restricting our ability to sell it for its full entitled value. In addition, inventory carrying costs can be significant and result in reduced margins or losses in a poorly performing community or market. In a weak market, we have recorded significant inventory impairment charges and sold homes and land for lower margins or at a loss, and such conditions may return and persist for extended periods of time.

Historically, our goals for the ownership and control of land were based on management’s expectations for future volume growth. In light of weak market conditions that have persisted from 2006 through early 2012, we significantly reduced purchases of undeveloped land and land development spending, and made substantial land sales to reduce inventory to better align with the then reduced rate of production. We also terminated certain land option contracts and wrote off earnest money deposits and pre-acquisition costs related to these option contracts. While housing market conditions have improved recently, future market conditions are uncertain and we cannot provide assurance we will be successful in managing future inventory risks or avoiding future impairment charges. We could be limited in the amount of land we can dispose of, therefore, our cash inflows attributable to land sales may decline.

Also, use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

In certain consolidated homebuilding projects, we have contractual obligations to purchase and receive water system connection rights which, at December 31, 2012, were $33.6 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction. The risks inherent in purchasing, controlling or holding these water system connection rights are substantial and increase as consumer demand for housing decreases. The value of these water system connection rights and their marketability can also fluctuate from changing market conditions. If the fair market value of these water system connection rights decreases, we may be required to reduce their carrying value which could adversely affect our financial condition and results of operations.

In certain homebuilding projects, we make infrastructure improvements on behalf of community facility districts and metro-districts or advance them funds for such improvements, which are typically reimbursable to us from tax proceeds, assessments or bond financing and dependent on the district’s ability to secure capital from these sources. If a downturn in the homebuilding industry returns and results in further declines in new home sales and home values, then taxes and assessments levied on homeowners may be insufficient to reimburse us. Furthermore, if bond financing is unavailable, these districts may be unable to reimburse us. In either case, we may be required to recognize a charge for uncollectible amounts which could adversely affect our financial condition and results of operations.

Our consolidated financial statements could be adversely affected if we are unable to obtain performance bonds.

In the course of developing our communities, we are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of our projects and/or in support of obligations to build community improvements such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. Our ability to obtain such bonds and the cost to do so depend on our credit rating, overall market capitalization, available capital, past operational and financial performance, management expertise and other factors, including surety and housing market conditions and the underwriting practices and resources of performance bond issuers. If we are unable to obtain performance bonds when required or the cost of operational restrictions or conditions imposed by issuers to obtain them increases significantly, we may not be able to develop or we may be significantly delayed in developing a community or communities and/or we may incur significant additional expenses, and, as a result, our consolidated financial statements, cash flows and/or liquidity could be materially and adversely affected.

We continue to consider growth or expansion of our operations, which could have a material adverse effect on our financial condition and results of operations.

If the housing market continues to improve, we will consider opportunities for growth, primarily within our existing markets, but also in new markets. Additional growth of our business, either through increased land purchases or development of larger projects, may have a material adverse effect on our financial condition and results of operations. Any expansion of our business into new markets could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets. In addition, while we do not currently intend to acquire any homebuilding operations from third parties, opportunities may arise in the future, and any acquisition could be difficult to integrate with our operations and could require us to assume unanticipated liabilities or expenses.

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

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, snow storms, landslides, wildfires, volcanic activity, droughts and floods can harm our homebuilding business and delay home closings, increase the cost or availability of materials or labor, or damage homes under construction. In addition, the climates and geology of many of the states where we operate present increased risks of adverse weather or natural disasters. In particular, a large portion of our homebuilding operations are concentrated in California, which is subject to increased risk of earthquakes. Any such event or any business interruption caused therefrom could have a material adverse effect on our business, financial condition and results of operations.

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

We believe our senior management’s experience in the homebuilding industry and tenure with our company are competitive strengths, and our success depends upon our ability to retain these executives. In addition, we believe our ability to attract, train, assimilate and retain new skilled personnel is important to our success. If we are unable to retain senior management and certain key employees, particularly lead personnel in our markets, as well as our senior corporate officers, or attract, train, assimilate or retain other skilled personnel, it could hinder the execution of our business strategy. Competition for qualified personnel in our markets is intense, and it could be difficult to find experienced personnel to replace our employees, many of whom have significant homebuilding experience. Furthermore, a significant increase in our active communities would necessitate hiring a significant number of field construction and sales personnel, who may be in short supply in our markets.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities as well as maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third party service providers pursuant to agreements that specify certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources could damage our reputation and cause us to lose customers, sales and revenue, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness, frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements.

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

Failure to maintain effective internal control over financial reporting could materially adversely affect our business, results of operations and financial condition.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sar Ox”), we will be required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. We expect our first report on compliance with Section 404 will be in connection with our financial statements for the year ending December 31, 2013.

Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including possibility of human error, circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain adequate internal controls, including any required new or improved controls, we may be unable to provide financial information in a timely and reliable manner and might be subject to sanctions or investigation by regulatory authorities such as the SEC or the Public Company Accounting Oversight Board. Any such action could adversely affect our financial results or investors’ confidence in us and could adversely impact the price of our notes. Furthermore, we are not an “accelerated filer” or “large accelerated filer” as defined in Rule 12b-2 of the Exchange Act, and as a result are not currently required to comply with the auditor attestation requirements of Section 404 of Sar Ox.

We are an “emerging growth company” and have presented reduced compensation disclosures applicable to “emerging growth companies,” and as a result our compensation practices may not be readily comparable to other companies that are not “emerging growth companies.”

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we have chosen to take advantage of exemptions from various reporting requirements applicable to other Exchange Act reporting companies but not to “emerging growth companies,” that permit us to present reduced executive compensation disclosures in our periodic reports. We could be an “emerging growth company” until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues are $1,000,000,000 or more or (ii) the date on which we have issued more than $1,000,000,000 of non-convertible debt during the preceding three year period.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other Exchange Act reporting companies that are not “emerging growth companies.”

Regulatory Risks

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

We are subject to local, state and federal statutes, ordinances, rules and regulations concerning land use and the protection of health and the environment, including those governing discharge of pollutants to water and air, handling of hazardous materials and cleanup of contaminated sites. The particular impact and requirements of environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. We expect that increasingly stringent requirements will be imposed on homebuilders. Environmental laws may result in delays, cause us to implement time consuming and expensive compliance programs and prohibit or severely restrict development in certain environmentally sensitive regions or areas. Environmental regulations can also have an adverse impact on the availability and price of certain raw materials, such as lumber. Furthermore, we could incur substantial costs, including cleanup costs, fines, penalties and other sanctions and damages from third party claims for property damage or personal injury, as a result of our failure to comply with, or liabilities under, applicable environmental laws and regulations. In addition, we are subject to third party challenges under environmental laws and regulations to the permits and other approvals required for our projects and operations.

Changes in governmental regulation of our financial services operations could adversely affect our business, financial condition and results of operations.

We assist customers with finding homeowners’ insurance through Shea Insurance Services, Inc., a wholly owned subsidiary of SHI. Through Shea Mortgage, a related entity within the Shea Family Owned Companies but not a subsidiary of SHLP or consolidated in its financial statements, we are also able to arrange mortgage origination options for our customers, helping us to ensure they secure financing for their home purchases. Our homebuilding operations offer financial incentives to our homebuyers to use Shea Mortgage. In addition to the financial benefits accruing to Shea Mortgage from these mortgage originations, the homebuilding operations are able to better manage the closing process as well as prequalify our homebuyers as a result of this affiliate arrangement. The homebuyers are not required to use Shea Mortgage as the homebuyer’s lender. Each homebuyer may select any lending institution of his or her choice for the purpose of securing mortgage financing and is not in any way limited to obtaining financing from Shea Mortgage.

These financial services operations are subject to federal, state and local laws and regulations. There have been numerous proposed changes in these regulations as a result of the housing downturn. For example, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (H.R.4173) was signed into law, which has and will continue to have, a significant impact on the regulation of the financial services industry, including new standards related to regulatory oversight of systematically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. Among other things, this legislation provides for a number of new requirements relating to residential mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, limitations on certain fees, retention of credit risk, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted. In addition, we cannot predict what similar changes to, or new enactments of, statutes and regulations pertinent to our financial services operations will occur. Any such changes or new enactments could have a material adverse effect on our financial condition and results of operations.

Financing Risks

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

In addition, we use letters of credit and surety bonds to secure our performance under various construction and land development agreements, escrow agreements, financial guarantees and other arrangements. Should our future performance or economic conditions make such letters of credit and surety bonds costly or difficult to obtain or lead to us being required to collateralize such instruments to a greater extent than previously, our business, financial condition and results of operations could be adversely affected.

We have a significant number of contingent liabilities, including obligations relating to local government bond financing programs, and if any are satisfied by us, it could have a material adverse effect on our financial condition and results of operations.

At December 31, 2012, certain of our contingent liabilities were as follows:

•	$70.0 million of potential liabilities in connection with our “completed contract method” of accounting Tax Court case;

•	$33.6 million of water system connection rights purchase obligations; and

•	Other contingent liabilities typical to the homebuilding industry, which are further discussed in Note 18 to our consolidated financial statements.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. At December 31, 2012 and 2011, in connection with a credit support arrangement, there was $4.9 million and $3.3 million, respectively, reimbursable to us from a metro-district in Colorado.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At December 31, 2012 and 2011, in connection with certain funding arrangements, there was $16.3 million and $15.0 million, respectively, reimbursable to us from certain metro-districts, including $11.9 million and $11.5 million, respectively, from a metro-district in Colorado.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant. If the current housing recovery isn’t sustained and we experience another slow housing market which results in declines in new home sales and home values, bond proceeds and taxes and assessments levied on homeowners may be insufficient to cover our obligations and we may be required to fund these shortfalls, possibly without reimbursement, and/or accrue liabilities in connection with these credit support and funding arrangements. If we are not fully or adequately reimbursed, it could have a material adverse effect on our financial condition and results of operations.

The indenture governing our notes and our letter of credit facility do, and agreements governing our future indebtedness may, contain covenants that could adversely affect our ability to operate our business, as well as significantly affect our financial condition, and therefore could adversely affect our results of operations.

The indenture governing our notes and our letter of credit facility contain covenants that prohibit or restrict certain activities. These covenants restrict, among other things, our ability to:

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

These covenants, among other things, limit our ability to grant certain liens to support indebtedness, invest in joint venture transactions and merge or sell assets in connection with our business. This in turn could adversely affect our ability to finance our operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial. In particular, restrictions on our ability to enter into joint venture transactions may limit our ability to undertake new large scale master-planned development opportunities, including developments of our homes under the Trilogy brand, and may thereby adversely affect our growth and results of operations. In addition, these covenants may restrict our ability to meet capital commitments under our joint venture agreements, including obligations to re-margin joint venture loans, which may result in our ownership interests in the corresponding joint ventures being reduced or eliminated.

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent and affiliated parties in which we do not have a controlling interest. At December 31, 2012, we had a net investment of $28.0 million in these unconsolidated joint ventures and guaranteed, on a joint and several basis, $45.6 million of outstanding liabilities for projects under development by these unconsolidated joint ventures. In addition, we issue and may continue to issue letters of credit under our letter of credit facility as credit support for liabilities of our unconsolidated joint ventures.

Our investments in the unconsolidated joint ventures involve risks and are highly illiquid, and their success depends in part on our joint venture partners’ performance, which can be impacted by their financial strength and other factors. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures and, as market conditions become more challenging, it may be difficult or impossible to obtain financing for our unconsolidated joint ventures on commercially reasonable terms. Due to tighter credit markets, financing for newly created unconsolidated joint ventures has been difficult to obtain. In addition, since we lack a controlling interest in our unconsolidated joint ventures, we are usually unable to require these unconsolidated joint ventures to sell assets or return invested capital, make additional capital contributions, or take other action without the vote of at least one other venture partner. Therefore, absent partner agreement, we may be unable to liquidate our unconsolidated joint ventures investments to generate cash.

Our substantial debt could adversely affect our financial condition and results of operations.

We have a significant amount of debt. At December 31, 2012, the total principal amount of our debt was $758.2 million. In addition, we have a substantial number of contingent liabilities which could affect our business.

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

Other Risks

We have a significant number of affiliated entities with whom we have entered into many transactions. Our relationship with these entities could adversely affect us.

We are part of the Shea Family Owned Companies, which are operated in three major groups: homebuilding, heavy construction and commercial property development and management. Though our business forms the core of the homebuilding group, we have historically entered into many transactions with other Shea Family Owned Companies which are not part of the homebuilding group. These transactions range from management and administrative-related matters to joint ventures, transfers of assets and financial guarantees and other credit support arrangements. We are currently party to many such affiliate transactions, not all of which are memorialized in formal written agreements. In the future, we will continue to be party to many of the affiliate transactions currently in existence, and it is likely we will enter into new affiliate transactions.

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

Until August 2011, one of our affiliates, JFSCI, provided us with centralized cash management services. As part of this function, we engaged in related party transactions and monetary transfers to settle amounts owed. The resultant accounts receivables and payables from these transfers were paid monthly. In August 2011, we ceased our participation in the centralized cash management service and performed the function independently. In addition, SHI has an unsecured term note receivable from JFSCI (the “Intercompany Debt Balance”), which bears interest at 4%, is payable in equal quarterly installments and due May 15, 2019, and has an outstanding balance, including accrued interest, at December 31, 2012 of $24.5 million. Quarterly, we evaluate collectability of the Intercompany Debt Balance, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on this criteria, and as JFSCI applied prepayments under the note to defer future installments until August 2014, we do not presently anticipate collection risks on the Intercompany Debt Balance. However, JFSCI’s inability to honor its obligation with respect to the Intercompany Debt Balance could have a material adverse effect on our financial condition, results of operations and capital resources.

Although the indenture governing our notes contains a covenant limiting transactions with affiliates, this covenant has a number of significant exceptions and, in any case, does not prohibit transactions with affiliates but only requires they be on arm’s length terms. In particular, with respect to transactions involving the transfer of real property, we are required to obtain third party independent estimates of the value of such real property when the transaction involves consideration exceeding $10.0 million. With respect to all other affiliate transactions, we are required to obtain an independent third party fairness opinion in connection with transactions involving consideration exceeding $5.0 million.

Finally, though the current intention with respect to the Shea Family Owned Companies is to create three independent businesses that do not provide credit support to each other, it is possible the homebuilding group would be adversely affected by future financial and other difficulties arising with respect to either the heavy construction or commercial property group. For example, if any of the Shea Family Owned Companies not a part of the homebuilding group requires financial support, it is likely the attention and financial resources of the Shea family members could be diverted from us and toward the business in need of additional support. Moreover if any of the Shea Family Owned Companies becomes subject to a bankruptcy, liquidation or similar proceeding, such proceeding could have a substantial effect on our business. It is possible that, among other consequences:

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

Entities directly or indirectly owned by the Shea family beneficially own substantially all of the equity interests in SHLP. As a result, members of the Shea family have the ability to control SHLP and, except as otherwise provided by law or our organizational documents, to approve or disapprove matters that may be submitted to a vote of SHLP’s limited partners. Each director is a member of the Shea family or an employee of other Shea Family Owned Companies. We have been advised that Shea family members do not currently plan to appoint any nonaffiliated or independent directors.

Our ownership group and their affiliates operate businesses using the Shea Homes brand that derive revenue from homebuilding and land development, including Shea Homes North Carolina, which are not owned by SHLP. We do not receive any brand licensing or sales revenue from these businesses, although in certain circumstances we provide them with management and administrative services. Certain of these affiliated entities have also engaged, and will continue to engage, in transactions with us. Shea Mortgage derives revenue from loan fees paid by our customers. Shea Properties develops commercial properties that are sometimes built on land purchased from us, and we develop properties on land purchased from Shea Properties. In the future, we may enter into other agreements with affiliates of this group. Shea family members comprising our ownership group are not restricted from engaging in homebuilding or land development activities through independent entities.

The interests of our limited partners and owners of J.F. Shea Construction Management, Inc., our ultimate general partner, could conflict with interests of our note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of our note holders. In addition, our owners may have interests in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to our note holders. Furthermore, our owners currently own and may in the future own businesses, which may operate under the Shea Homes brand, that directly compete with our business. In addition, although the indenture governing our notes contains a covenant limiting transactions with affiliates, this covenant has a number of significant exceptions and, in any case, does not prohibit transactions with affiliates but only requires they be on arm’s length terms. No owner has any obligation to provide us with any additional debt or equity financing.

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

Since 2002, SHI and SHLP have used the “completed contract method” of accounting (the “CCM”) to recognize taxable income or loss with respect to the majority of their respective homebuilding operations. The CCM allows SHI and SHLP to defer taxable income/loss recognition from their homebuilding operations until projects are substantially complete, rather than annually based on the sale of individual homes to buyers of those homes. The Internal Revenue Service (the “IRS”) has assessed a tax deficiency against SHLP and SHI, contending they did not accurately and appropriately apply the relevant U.S. Treasury Regulations in calculating their respective homebuilding projects’ income/loss pursuant to the CCM for years 2004 through 2008, and years 2003 through 2008, respectively. SHI and SHLP believe their use of the CCM complies with the relevant regulations and have filed a petition with the United States Tax Court to challenge the IRS position. The Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, all of which have been filed. We expect the Tax Court to render its decision sometime during 2013. If, contrary to our expectations, the IRS should prevail in this matter, which is reasonably possible, SHI and SHLP would be required to recognize income for prior years that would otherwise be deferred until future years. With respect to SHI, this earlier recognition of income could result in a tax liability of up to $63 million (federal and state income taxes inclusive of interest). With respect to SHLP, the earlier recognition of income could result in the owners of SHLP incurring an additional tax liability of up to $106 million (federal and state income taxes inclusive of interest) for the years at issue, and SHLP would be required to make a distribution to its owners to pay a portion of such tax liability. The indenture governing the notes restricts SHLP’s ability to make distributions to its partners pursuant to an agreement which requires SHLP to distribute cash payments to its partners for taxes incurred by such partners (or their direct or indirect holders) for their ownership interest in SHLP (the “Tax Distribution Agreement”) in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess. The initial Maximum CCM Payment is $70.0 million, which amount will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of CCM and payments made by SHLP on certain guarantee obligations described in the indenture. Such potential additional taxes imposed on SHI and tax distributions by SHLP may have a material adverse effect on the financial condition and results of operations of SHI and SHLP, respectively, which could compromise our ability to service our debt, including our notes.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease 113,071 square feet of office space in various locations from related and unrelated parties. All rents were at market rates at the time of lease execution. We have satellite offices in Aliso Viejo, California; Corona, California; Livermore, California; San Diego, California; Scottsdale, Arizona; and Denver, Colorado. The total square footage leased from related parties is 89,441 and comprises offices in Aliso Viejo, Livermore, San Diego and Denver. Our corporate office is in Walnut, California, approximately 35 miles east of Los Angeles, California. JFSCI leases this office from a related party and SHLP bears 61.0% of its total cost. For information about land owned or controlled by us for use in our homebuilding activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Homebuilding Operational Data—Land and Homes in Inventory.”

ITEM 3.	LEGAL PROCEEDINGS

Lawsuits, claims and proceedings have been and will likely be instituted or asserted against us in the normal course of business, including actions brought on behalf of various classes of claimants. We are also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices and environmental protection. As a result, we are subject to periodic examinations or inquiry by agencies that administer these laws and regulations.

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In such cases, there may exist an exposure to loss in excess of amounts accrued. In view of the inherent difficulty of predicting the outcome of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. While their outcome cannot be predicted with certainty, we believe we have appropriately reserved for these claims or matters. Other than the CCM matter described below in “Liquidity and Capital Resources” and in Note 15 to our consolidated financial statements, we do not believe we are subject to any material legal claims and regulatory matters at this time. However, to the extent the liabilities arising from the ultimate resolution of legal claims or regulatory matters exceeds their recorded reserves, we could incur additional charges that could be significant.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a privately held company, with no public or private trading market for our common equity. Ownership interests in SHLP are held in three classes: Class B, Class C and Class D. At December 31, 2012, there is one holder of our Class B limited partnership interests, eight holders of our Class C limited partnership interests and six holders of our Class D limited partnership interests. See “Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding the beneficial ownership of SHLP.

No dividends were paid to our equity holders in 2012 or 2011. The indenture governing our 8.625% Senior Secured Notes (the “Secured Notes”) contains covenants that limit, among other things, our ability to pay dividends and distributions on our equity. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Notes Payable” for information about limitations on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations:
Revenues	$680,147	$587,770	$639,566	$611,463	$1,078,330
Net income (loss)	$29,184	$(107,242)	$(55,215)	$(423,060)	$(609,517)
Consolidated Balance Sheet Information (at end of year):
Cash and cash equivalents, restricted cash, and investments	$304,865	$314,512	$190,391	$287,989	$266,656
Inventory	$837,653	$783,810	$800,029	$903,504	$1,584,570
Total assets	$1,373,537	$1,328,116	$1,414,886	$1,618,760	$2,226,115
Total debt	$758,209	$752,056	$730,005	$745,017	$858,538
Total equity	$319,247	$328,003	$432,113	$481,206	$884,383

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

The tabular homebuilding operating data presented throughout this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes data for SHLP and its wholly owned subsidiaries and consolidated joint ventures. Data for our unconsolidated joint ventures is presented separately where indicated. Our ownership interest in unconsolidated joint ventures varies, but is generally less than or equal to 50%.

Overview

Indications of improved housing market conditions emerged throughout 2012. For the year ended December 31, 2012 as compared to the year ended December 31, 2011, new home sales orders increased 48%, new home sales orders per community increased 73%, homes closed increased 17% and homebuilding revenues increased 16%. Although new home sales orders increased 48%, home closings did not increase as much due to longer cycle times (sale to close) and reduced level of speculative inventory compared to last year. Gross margin as a percentage of revenues improved from 12.3% to 20.8% and we ended 2012 with a backlog of 911 homes, up 98% over December 31, 2011. If housing market conditions continue to improve, we believe we are well positioned to take advantage of new land opportunities. In addition to cash generated from operations, we have $304.9 million in cash, cash equivalents, restricted cash and investments and can continue to invest in land opportunities in desirable locations to supplement our existing land positions.

	Years Ended December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
	(Dollars in thousands)
Revenues	$680,147	$587,770	$639,566	16%	(8)%
Cost of sales	(538,434)	(515,578)	(609,097)	4	(15)

Gross margin	141,713	72,192	30,469	96	137
Selling expenses	(45,788)	(45,251)	(46,665)	1	(3)
General and administrative expenses	(43,747)	(37,374)	(32,440)	17	15
Equity in income (loss) from unconsolidated joint ventures	378	(5,134)	8,613	—	—
Loss on debt extinguishment	0	(88,384)	0	(100)	100
Write-off of professional fees in connection with debt modification	0	0	(25,747)	—	(100)
Gain (loss) on reinsurance transaction	(12,013)	3,072	15,120	—	(80)
Interest expense	(19,862)	(16,806)	(8,558)	18	96
Other income (expense), net	9,119	7,374	426	24	1,631

Income (loss) before income taxes	29,800	(110,311)	(58,782)	—	88
Income tax benefit (expense)	(616)	3,069	3,567	—	(14)

Net income (loss)	29,184	(107,242)	(55,215)	—	94
Less: Net loss (income) attributable to non-controlling interests	(146)	(7,143)	(4,874)	(98)	47

Net income (loss) attributable to SHLP	$29,038	$(114,385)	$(60,089)	—%	90%

In 2012, net income (loss) attributable to SHLP was $29.0 million compared to $(114.4) million in 2011. This increase was primarily attributable to the 16% increase in revenues, higher gross margins (reflecting no inventory impairment in 2012 compared to a $30.6 million inventory impairment in 2011), and the $88.4 million loss on debt extinguishment in connection with the payoff of previously outstanding indebtedness in May 2011. In 2012, we also recognized an $8.8 million gain on sale of investments and a $7.0 million decrease in income attributable to non-controlling interests, offset by a $12.0 million charge in 2012 related primarily to actuarial adjustments to our loss reserves on completed operations policies that were reinsured in 2009, compared to a $3.1 million gain in 2011, a $3.1 million increase in interest expense, a $6.9 million increase in selling, general and administrative expenses, and a $3.7 million increase in income tax expense.

In 2011, net loss attributable to SHLP was $114.4 million compared to $60.1 million in 2010. This increase was primarily attributable to the $88.4 million loss on debt extinguishment in connection with the payoff of previously outstanding indebtedness in May 2011, $13.7 million of lower income from joint ventures (including a $2.4 million and $1.3 million impairment charge in 2011 and 2010, respectively), $8.2 million of higher interest expense, and a $12.0 million decrease in gains related primarily to our loss reserves on completed operations policies that were reinsured in 2009, partially offset by $41.7 million of higher gross margins (including a $30.6 million and $72.6 million inventory impairment charge in 2011 and 2010, respectively) and a $25.7 million loan modification fee write-off in 2010.

Revenues

Revenues are derived primarily from home deliveries and land sales. House and land revenues are recorded at closing. Management fee revenues from homebuilding ventures and projects are in other homebuilding revenues. Revenues generated from corporate, financial services, and our captive insurance company, Partners Insurance Company (“PIC”), are in other revenues.

	Years Ended December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
	(Dollars in thousands)
Revenues:
House revenues	$645,000	$570,267	$620,683	13%	(8)%
Land revenues	32,583	11,261	13,116	189	(14)
Other homebuilding revenues	1,579	4,857	4,640	(67)	5

Total homebuilding revenues	679,162	586,385	638,439	16	(8)
Other revenues	985	1,385	1,127	(29)	23

Total revenues	$680,147	$587,770	$639,566	16%	(8)%

In 2012, total revenues were $680.1 million compared to $587.8 million in 2011. This increase was primarily attributable to a 17% increase in homes closed and an increase in land revenues, partially offset by a 3% decrease in the average selling price (“ASP”) of homes closed.

In 2011, total revenues were $587.8 million compared to $639.6 million in 2010. This decrease was primarily attributable to a 9% decrease in homes closed and a decrease in land revenues, partially offset by a 2% increase in the ASP of homes closed.

For the years ended December 31, 2012, 2011 and 2010, homebuilding revenues by segment were as follows:

	Years Ended December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
	(Dollars in thousands)
Southern California:
House revenues	$130,351	$167,245	$157,112	(22)%	6%
Land revenues	3,617	151	0	2,295	100
Other homebuilding revenues	22	21	44	5	(52)

Total homebuilding revenues	$133,990	$167,417	$157,156	(20)%	7%

San Diego:
House revenues	$85,534	$86,778	$113,482	(1)%	(24)%
Land revenues	13	66	112	(80)	(41)
Other homebuilding revenues	424	12	0	3,433	100

Total homebuilding revenues	$85,971	$86,856	$113,594	(1)%	(24)%

Northern California:
House revenues	$157,302	$107,786	$118,872	46%	(9)%
Land revenues	7,923	210	2,275	3,673	(91)
Other homebuilding revenues	881	792	803	11	(1)

Total homebuilding revenues	$166,106	$108,788	$121,950	53%	(11)%

Mountain West:
House revenues	$126,764	$90,159	$86,856	41%	4%
Land revenues	21,030	10,564	10,729	99	(2)
Other homebuilding revenues	(10)	2,147	1,911	—	12

Total homebuilding revenues	$147,784	$102,870	$99,496	44%	3%

South West:
House revenues	$137,899	$112,254	$136,841	23%	(18)%
Land revenues	—	270	—	(100)	100
Other homebuilding revenues	262	1,885	1,882	(86)	—

Total homebuilding revenues	$138,161	$114,409	$138,723	21%	(18)%

Other:
House revenues	$7,150	$6,045	$7,520	18%	(20)%
Land revenues	0	0	0	—	—
Other homebuilding revenues	0	0	0	—	—

Total homebuilding revenues	$7,150	$6,045	$7,520	18%	(20)%

In 2012, total homebuilding revenues were $679.2 million compared to $586.4 million in 2011. This increase was primarily attributable to a 17% increase in homes closed, partially offset by a 3% decrease in the ASP of homes closed.

In 2011, total homebuilding revenues were $586.4 million compared to $638.4 million in 2010. This decrease was primarily attributable to a 9% decrease in homes closed, partially offset by a 2% increase in the ASP of homes closed. The net decrease in homes closed was primarily attributable to a 7% decrease in the number of average active selling communities and the federal homebuyer tax credit which stimulated higher sales orders and homes closed in 2010. The net increase in the ASP of homes closed was primarily attributable to product mix weighted toward higher priced homes, partially offset by use of targeted price reductions and incentives to sell homes.

For the years ended December 31, 2012, 2011 and 2010, homes closed and the ASP of homes closed by segment were as follows:

	Years Ended December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
Homes closed:
Southern California	249	313	303	(20)%	3%
San Diego	194	172	220	13	(22)
Northern California	323	215	238	50	(10)
Mountain West	284	215	177	32	21
South West	492	406	520	21	(22)
Other	31	27	31	15	(13)

Total consolidated	1,573	1,348	1,489	17	(9)
Unconsolidated joint ventures	149	107	166	39	(36)

Total homes closed	1,722	1,455	1,655	18%	(12)%

	Years Ended December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
ASP of homes closed:
Southern California	$523,498	$534,329	$516,816	(2)%	3%
San Diego	440,897	504,523	515,827	(13)	(2)
Northern California	487,003	501,330	499,462	(3)	—
Mountain West	446,352	419,343	485,229	6	(14)
South West	280,283	276,487	263,156	1	5
Other	230,645	223,889	242,581	3	(8)

Total consolidated	410,045	423,046	416,007	(3)	2
Unconsolidated joint ventures	304,980	306,626	308,575	(1)	(1)

Total ASP of homes closed	$400,954	$414,485	$405,251	(3)%	2%

In all of our segments, except for Southern California, new house sales orders and home closings were higher in 2012 compared to 2011 due to improved housing market conditions. In the Southern California segment, homes closed and ASP of homes closed decreased 20% and 2%, respectively. The decrease in homes closed was primarily due to the closeout of several communities and a lower year-over-year community count, and the decrease in ASP of homes closed was attributable to a shift towards lower-priced homes, partially offset by price increases. In the San Diego and Northern California segments, homes closed increased and the ASP of homes closed decreased. The decrease in ASP of homes closed was attributable to the shift towards lower-priced homes, partially offset by price increases, especially in Northern California. In the Mountain West, South West and Other segments, the increases in ASP of homes closed were primarily attributable to price increases.

In 2011, deliveries were down in all of our segments except for Southern California and Mountain West. These decreases were primarily attributable to the increase in sales and closing activity in 2010 as a result of the housing tax credits, which expired in 2010. The increase in Southern California deliveries was a result of new communities in Orange County, while the increase in Mountain West was a result of the introduction of our new lower-priced SPACES product. The change in the ASP in 2011 versus 2010 for our segments was generally attributable to changes in the mix of deliveries.

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments.

Gross margins for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	Gross Margin %	2011	Gross Margin %	2010	Gross Margin %
	(Dollars in thousands)
Gross margin	$141,713	20.8%	$72,192	12.3%	$30,469	4.8%

In 2012, our gross margin was $141.7 million compared to $72.2 million in 2011. This increase was primarily attributable to higher revenues, primarily from increased new home deliveries, a higher gross margin percentage due to price increases in most of our segments, as well as no inventory impairment in 2012 compared to $30.6 million in 2011.

In 2011, our gross margin was $72.2 million compared to $30.5 million in 2010. This increase was primarily attributable to a $42.0 million decrease in inventory impairment from $72.6 million in 2010 to $30.6 million in 2011. The increase in gross margin dollars was also attributable to cost reductions and a product mix weighted towards higher margin homes, partially offset by a 9% decrease in homes closed.

Housing impairments are generally attributable to lower home prices driven by increased incentives and price reductions in response to weak housing demand and economic conditions, including elevated levels of foreclosures, higher unemployment, lower consumer confidence and tighter mortgage credit standards. Since the fourth quarter of 2009, the housing market experienced some level of stabilization and as a result, impairments have significantly diminished. Impairment by segment and type for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
	(Dollars in thousands)
Impairment by segment:
Southern California	$0	$7,189	$51,099	(100)%	(86)%
San Diego	0	9,684	0	(100)	100
Northern California	0	13,875	81	(100)	—
Mountain West	0	0	17,366	—	(100)
South West	0	2,227	5,345	(100)	(58)
Other	0	0	0	—	—

Total impairment	$0	$32,975	$73,891	(100)%	(55)%

Impairment by type:
Inventory	$0	$30,600	$72,629	(100)%	(58)%
Joint venture	0	2,375	1,262	(100)	88

Total impairment	$0	$32,975	$73,891	(100)%	(55)%

Selling, General and Administrative Expense

Selling, general and administrative expenses for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
	(Dollars in thousands)
Total homebuilding revenues	$679,162	$586,385	$638,439	16%	(8)%
Selling expense	$45,788	$45,251	$46,665	1%	(3)%

% of total homebuilding revenues	6.7%	7.7%	7.3%

General and administrative expense	$43,747	$37,374	$32,440	17%	15%

% of total homebuilding revenues	6.4%	6.4%	5.1%

Total selling, general and administrative expense	$89,535	$82,625	$79,105	8%	4%

% of total homebuilding revenues	13.2%	14.1%	12.4%

Selling Expense

In 2012, selling expense was $45.8 million compared to $45.3 million in 2011, but decreased as a percentage of revenues due to the increase in homebuilding revenues.

In 2011, selling expense was $45.3 million compared to $46.7 million in 2010, but increased as a percentage of revenues due to an 8% decrease in homebuilding revenues and a corresponding decrease in direct selling costs.

General and Administrative Expense

In 2012, general and administrative expense increased $6.4 million to $43.7 million, partially the result of $3.7 million in increased legal expenses primarily associated with our completed contract method tax court case for which the court heard trial testimony in July 2012. In addition, on August 8, 2012, the Company approved two incentive compensation plans, one designed as a financial incentive to recognize individual and Company performance for 2012, and the other a multi-year plan to promote the Company’s long-term success. The addition of these plans resulted in a $4.7 million increase in incentive compensation costs for the year ended December 31, 2012. Partially offsetting these increases was a decrease of $2.5 million in tax consulting costs.

In 2011, general and administrative expense increased $4.9 million to $37.4 million. This increase was primarily attributable to $2.9 million of higher tax consulting and legal fees, a $1.1 million decrease in management fees from managed joint ventures resulting from lower revenue volume, and a $1.6 million increase in incentive compensation expenses.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in real property development.

In 2012, equity in income (loss) from unconsolidated joint ventures was $0.4 million compared to $(5.1) million in 2011. The increase in earnings was primarily attributable to a $2.4 million charge in 2011 for our share of unconsolidated joint venture impairments compared to none in 2012, and $1.0 million of losses in 2011 related to a joint venture disposition that we completed in December 2011. There was no other significant activity pertaining to the Company’s remaining unconsolidated joint ventures.

In 2011, equity in income (loss) from unconsolidated joint ventures was $(5.1) million compared to $8.6 million in 2010. This decrease was primarily attributable to a $2.4 million reversal of a prior accrual related to one joint venture due to the release of obligations in 2010 and $6.7 million of income related to the reallocation of income among partners in a joint venture in 2010. In 2011, these results included a $2.4 million charge for our share of unconsolidated joint venture impairments compared to $1.3 million in 2010.

Loss on Debt Extinguishment

Concurrent with the payoff of the outstanding obligations of the Company’s previous secured revolving lines of credit and notes payable (the “Secured Facilities”) on May 10, 2011, an $88.4 million loss on debt extinguishment was recognized. This included a $65.0 million write-off of the Secured Facilities discount, which increased the Secured Facilities principal to its face value of $779.6 million, and a $23.4 million write-off of prepaid professional and loan fees incurred in connection with the Secured Facilities.

Write-off of Professional Fees in Connection with Debt Modification

In November 2010, the Company executed loan modifications and extensions to its unsecured revolving bank line of credit, unsecured private placement debt and unsecured term loans. In connection with these loan modifications and extensions, $25.7 million of professional fees were written off in 2010.

Gain (Loss) on Reinsurance Transaction

Completed operations claims were previously insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of transactions (the “PIC Transaction’) in which these policies were either novated or reinsured with third party insurance carriers. As a result of the PIC Transaction, a $34.8 million gain was deferred and to be recognized as income (expense) when related claims are paid or actuarial estimates are adjusted.

In 2012, a $12.0 million charge was recognized as a result of an increase in the actuary’s estimate of ultimate losses to be paid on these policies. This increase was based on trends in completed operations claims related to our markets and products built, claim settlement patterns and insurance industry practices. In 2011, we recognized a $3.1 million gain due to claims paid and a decrease in the actuary’s estimate of ultimate losses to be paid on these policies.

In 2010, a $15.1 million gain was recognized primarily as a result of a decrease in the actuary’s estimate of ultimate losses to be paid on these policies.

Interest Expense

Interest expense represents interest incurred but not capitalized. In 2011 and 2010, most of our interest incurred was capitalized to inventory with the remainder expensed since debt exceeded the qualified asset amount.

In 2012, interest expense was $19.9 million compared to $16.8 million in 2011. This increase was primarily attributable to lower qualified assets.

In 2011, interest expense was $16.8 million compared to $8.6 million in 2010. This increase was primarily attributable to higher interest incurred and fewer assets qualifying for interest capitalization. The increase in interest incurred was a result of a higher effective interest rate on our long-term notes payable and increased amortization of loan modification fees.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income, gains (losses) on sales of investments, pre-acquisition cost and deposit write-offs, property tax expense and other income (expense). Interest income is primarily from related party notes receivables, investments and interest bearing cash accounts.

For the years ended December 31, 2012, 2011 and 2010, other income (expense), net was as follows:

	Years Ended December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
	(Dollars in thousands)
Other income (expense), net:
Interest income	$4,315	$3,550	$4,699	22%	(24)%
Gain on sale of investments	8,806	566	4,664	1,456	(88)
Gain on sale of joint venture	0	5,939	0	(100)	100
Pre-acquisition cost and deposit write-offs	(2,039)	(236)	(3,511)	764	(93)
Property tax expense	(3,192)	(2,881)	(4,204)	11	(31)
Other income (expense)	1,229	436	(1,222)	(182)	(136)

Total other income (expense), net	$9,119	$7,374	$426	24%	1,631%

In 2012, other income (expense), net was $9.1 million compared to $7.4 million in 2011. This increase was primarily attributable to an $8.8 million gain on sale of marketable securities (the majority of which were previously impaired by $5.0 million in 2009). This gain was partially offset by a $1.8 million increase in pre-acquisition costs and deposit write-offs.

In 2011, other income (expense), net was $7.4 million compared to $0.4 million in 2010. This increase was primarily attributable to a $5.9 million gain on the sale of Vistancia LLC’s 10% interest in an unconsolidated joint venture, a $3.3 million decrease in pre-acquisition costs and deposit write-offs and a $1.3 million decrease in property tax expense, partially offset by a $4.1 million decrease in gain on sale of investments.

Income Tax Benefit (Expense)

SHLP is treated as a partnership for income tax purposes. As a limited partnership, SHLP is subject to certain minimal state taxes and fees; however, taxes on income realized by SHLP are generally the obligation of SHLP’s general and limited partners and their owners. SHI and its subsidiaries are C corporations, and therefore, federal and state income taxes for these entities are included in the consolidated financial statements.

At December 31, 2012 and 2011, net deferred tax assets of SHI before reserves were $32.7 million and $38.2 million, respectively, which primarily related to available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. Because of the continued annual pretax losses of SHI and its subsidiaries through the year ended December 31, 2009, it was more-likely-than-not, at that time, all of the net deferred tax asset of $51.9 million at December 31, 2009 would not be realized. Accordingly, for the year ended December 31, 2009, the deferred tax asset valuation allowance increased $32.7 million to fully reserve the net deferred tax asset. At December 2011 and 2010, our assessment of deferred tax assets was consistent with 2009 and the net deferred tax asset of $38.2 million and $48.8 million, respectively, remained fully reserved. For the year ended December 31, 2012, SHI generated pretax income for the first time since 2007 as a result of the emerging housing industry recovery. However, since we only returned to profitability in 2012 and the housing recovery is in its early stages, the $32.7 million net deferred tax assets at December 31, 2012 remain fully reserved. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allowing us to reverse all, or a portion of, our valuation allowance.

In 2012, the income tax benefit (expense) was $(0.6) million compared to $3.1 million in 2011. This decrease was primarily attributable to income of SHI and its subsidiaries compared to losses in the prior year, and the reduction of certain deferred tax assets in 2011 that were previously reserved.

In 2011, the income tax benefit was $3.1 million compared to $3.6 million in 2010. This decrease was primarily attributable to decreased losses of SHI and its subsidiaries compared to the prior year and the reduction of certain deferred tax assets previously reserved.

Net Loss (Income) Attributable to Non-Controlling Interests

Joint ventures are consolidated when we have a controlling interest or, absent a controlling interest, when we can substantially influence its business. Net loss (income) attributable to non-controlling interests represents the share of loss (income) attributable to the parties having a non-controlling interest.

In 2012, net loss (income) attributable to non-controlling interests was $(0.1) million compared to $(7.1) million in 2011. In 2011, these results included income allocated to our non-controlling partner in the sale of the Vistancia LLC’s interest in an unconsolidated joint venture.

In 2011, net loss (income) attributable to non-controlling interests was $(7.1) million compared to $(4.9) million in 2010. In 2010, these results included a $(6.5) million charge related to non-realization of a non-controlling interest’s deficit capital balance, partially offset by $1.9 million of impairment charges attributable to non-controlling interests.

SELECTED HOMEBUILDING OPERATIONAL DATA

Homes Sales Orders and Active Selling Communities

Home sales orders are contracts executed with homebuyers to purchase homes and are stated net of cancellations. Except where market conditions or other factors justify increasing available unsold home inventory, construction of a home typically begins when a sales contract for that home is executed and other conditions are satisfied, such as financing approval. Therefore, recognition of a home sales order usually represents the beginning of the home’s construction cycle. Homebuilding construction expenditures and, ultimately, homebuilding revenues and cash flow, are therefore dependent on the timing and magnitude of home sales orders.

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

For the years ended December 31, 2012, 2011 and 2010 home sales orders, net of cancellations, were as follows:

	Years Ended December 31,
	2012	2011	2010	% Change 2011 -2012	% Change 2010-2011
Home sales orders, net:
Southern California	313	281	248	11%	13%
San Diego	262	169	182	55	(7)
Northern California	459	221	211	108	5
Mountain West	401	251	200	60	26
South West	552	411	445	34	(8)
Other	36	32	30	13	7

Total consolidated	2,023	1,365	1,316	48	4
Unconsolidated joint ventures	199	119	143	67	(17)

Total home sales orders, net	2,222	1,484	1,459	50%	2%

For the years ended December 31, 2012, 2011 and 2010, cancellation rates were as follows:

	Years Ended December 31,
	2012	2011	2010
Cancellation rates:
Southern California	12%	21%	26%
San Diego	26	32	31
Northern California	10	18	15
Mountain West	14	18	18
South West	15	18	12
Other	20	18	12

Total consolidated	15	21	19
Unconsolidated joint ventures	15	23	21

Total cancellation rates	15%	21%	19%

For the years ended December 31, 2012, 2011 and 2010, average active selling communities were as follows:

	Years Ended December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
Average number of active selling communities:
Southern California	8	12	13	(33)%	(8)%
San Diego	9	10	10	(10)	—
Northern California	14	15	13	(7)	15
Mountain West	14	13	17	8	(24)
South West	17	23	26	(26)	(12)
Other	3	3	3	—	—

Total consolidated	65	76	82	(14)	(7)
Unconsolidated joint ventures	11	13	9	(15)	44

Total average number of active selling communities	76	89	91	(15)%	(2)%

In 2012, consolidated home sales order per consolidated active selling community were 31.1 compared to 18.0 in 2011. In 2011, consolidated home sales order per consolidated active selling community were 18.0 compared to 16.0 in 2010. The increase in 2012 reflects the improved market conditions across all of our segments during the year. The improvement in housing demand in 2012 is also reflected in our lower cancellation rates and higher traffic levels.

Sales Order Backlog

Sales order backlog represents homes sold and under contract to be built, but not closed. Backlog sales value is the revenue estimated to be realized at closing. A home is sold when a sales contract is signed by the seller and buyer and upon receipt of a prerequisite deposit. A home is closed when all conditions of escrow are met, including delivery of the home, title passage, and appropriate consideration is received or collection of associated receivables, if any, is reasonably assured. A sold home is classified “in backlog” during the time between its sale and close. During that time, construction costs are generally incurred to complete the home except where market conditions or other factors justify increasing available unsold home inventory. Backlog is therefore an important performance measurement in analysis of cash outflows and inflows. However, because sales order contracts are cancelled by the buyer at times, not all homes in backlog will result in closings.

At December 31, 2012, 2011 and 2010, sales order backlog was as follows:

	Homes			Sales Value			ASP
	December 31,			December 31,			December 31,
	2012	2011	2010	2012	2011	2010	2012	2011	2010
				(In thousands)			(In thousands)
Backlog:
Southern California	123	59	76	$87,675	$26,714	$38,482	$713	$453	$506
San Diego	107	39	42	47,580	18,837	22,692	445	483	540
Northern California	241	105	76	107,497	51,270	35,958	446	488	473
Mountain West	212	95	59	98,733	44,489	29,071	466	468	493
South West	212	152	147	67,519	41,309	39,516	318	272	269
Other	16	11	6	4,192	2,111	1,600	262	192	267

Total consolidated	911	461	406	413,196	184,730	167,319	454	401	412
Unconsolidated joint ventures	84	34	22	25,724	11,933	7,310	306	351	332

Total backlog	995	495	428	$438,920	$196,663	$174,629	$441	$397	$408

The increase in our backlog from December 31, 2011 to December 31, 2012 was due to the increased home sales orders, longer cycle times (sale to close) and lower cancelation rates in 2012.

Land and Homes in Inventory

Inventory is comprised of housing projects under development, land under development, land held for future development, land held for sale, deposits and pre-acquisition costs. As land is acquired and developed, and homes are constructed, the underlying costs are capitalized to inventory. As homes and land transactions close, these costs are relieved from inventory and charged to cost of sales.

As land is acquired and developed, each parcel is assigned a lot count. For parcels of land, an estimated number of lots are added to inventory once entitlement occurs. Occasionally, when the intended use of a parcel changes, lot counts are adjusted. As homes and land are sold, lot counts are reduced. Lots are categorized as (i) owned, (ii) controlled (which includes a contractual right to purchase) or (iii) owned or controlled through unconsolidated joint ventures. The status of each lot is identified by land held for development, land under development, land held for sale, lots available for construction, homes under construction, completed homes and models. Homes under construction and completed homes are also classified as sold or unsold.

At December 31, 2012, 2011 and 2010, total lots owned or controlled were as follows:

	December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
Lots owned or controlled by segment:
Southern California	1,989	1,241	1,413	60%	(12)%
San Diego	764	774	868	(1)	(11)
Northern California	3,182	3,927	3,443	(19)	14
Mountain West	10,074	9,910	9,088	2	9
South West	1,876	1,854	1,665	1	11
Other	25	56	83	(55)	(33)

Total consolidated	17,910	17,762	16,560	1	7
Unconsolidated joint ventures	3,874	1,976	7,867	96	(75)

Total lots owned or controlled	21,784	19,738	24,427	10%	(19)%

Lots owned or controlled by ownership type:
Lots owned for homebuilding	6,448	6,564	6,097	(2)%	8%
Lots owned and held for sale	3,382	3,158	3,163	7	—
Lots optioned or subject to contract for homebuilding	5,046	5,006	4,266	1	17
Lots optioned or subject to contract that will be held for sale	3,034	3,034	3,034	—	—
Unconsolidated joint venture lots	3,874	1,976	7,867	96	(75)

Total lots owned or controlled	21,784	19,738	24,427	10%	(19)%

At December 31, 2012, 2011 and 2010, total homes under construction and completed homes were as follows:

	December 31,
	2012	2011	2010	% Change 2011-2012	% Change 2010-2011
Homes under construction:
Sold	630	225	194	180%	16%
Unsold	133	112	89	19	26

Total consolidated	763	337	283	126	19
Unconsolidated joint ventures	64	28	40	129	(30)

Total homes under construction	827	365	323	127%	13%

Completed homes:(a)
Sold(b)	41	51	41	(20)%	24%
Unsold	22	68	77	(68)	(12)

Total consolidated	63	119	118	(47)	1
Unconsolidated joint ventures	9	18	22	(50)	(18)

Total completed homes	72	137	140	(47)%	(2)%

(a)	Excludes model homes.
(b)	Sold but not closed.

Our inventory balance is comprised primarily of residential land that is in varying degrees of development and includes finished lots, land under development, land held for future development and land held for sale. Our business is primarily the sale of finished homes but includes acquisition and sale of lots and land in various stages of development. We frequently revise our business plan with respect to lots to be built and held for sale by the Company in response to market changes and as opportunities for such acquisitions and sales arise.

At December 31, 2012, the expected delivery of inventory was as follows:

	Delivery of inventory balance by period
	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	5 – 10 Years	After 10 Years
	(In thousands)
Southern California	$161,700	$64,931	$45,436	$39,236	$12,097	$0
San Diego	129,895	43,984	74,386	11,525	0	0
Northern California	226,307	69,887	122,119	23,404	10,897	0
Mountain West	227,130	54,462	44,912	33,926	54,140	39,690
South West	89,756	47,772	35,917	2,499	1,193	2,375
Other	2,865	2,865	0	0	0	0

Total inventory	$837,653	$283,901	$322,770	$110,590	$78,327	$42,065

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs have been primarily funded from cash on our balance sheet and our homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. In addition, the Company has, and will continue to utilize, land option contracts, public and private note offerings, land seller notes, joint venture structures (which typically obtain project level financing to reduce the amount of partner capital invested), assessment district bond financing, letters of credit and surety bonds, tax refunds and proceeds from related party note receivables as sources of liquidity. At present, we do not have a revolving credit facility to fund short-term cash liquidity needs. At December 31, 2012, cash and cash equivalents were $279.8 million, restricted cash was $13.0 million and total debt was $758.2 million, compared to cash and cash equivalents of $268.4 million, restricted cash of $13.7 million and total debt of $752.1 million at December 31, 2011. Restricted cash includes cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds.

Based on our financial condition, we believe existing cash, cash equivalents, cash from operations and the other sources available to us will be sufficient to provide for our cash requirements in the next twelve months. However, beyond twelve months it is likely we will need additional sources of capital to fund our growth objectives. Those sources, if available, could be from a secured or unsecured credit facility, new secured or unsecured notes or a combination of these. In evaluating this sufficiency for the next twelve months, we considered the expected cash flow to be generated by homebuilding operations, our current cash position and other sources of liquidity available to us, compared to anticipated cash requirements for interest payments on the Secured Notes, land purchase commitments, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

•	Strategic land acquisitions that meet our investment and marketing standards, including, in most cases, the quick turn of assets;

•	Strict control and limitation of unsold home inventory and avoidance of excessive and untimely uses of cash;

•	Pre-qualification of homebuyers, timely commencement of home construction thereon and mitigation of cancellations and creation of unsold inventory;

•	Reduced construction cycle times, prompt closings of homes and improved cash flow thereon; and

•	Maintenance of sufficient cash that, depending on market conditions, will be available to acquire land and increase our active selling communities.

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would be unable to access capital from these sources. A weakening of our financial condition, including a material increase in our leverage or decrease in our profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our use of the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, all of which have been filed. We expect the Tax Court to render its decision sometime during 2013. Resolution of this matter, either through settlement or adjudication, may require payments (a) from SHI to the IRS and the applicable state taxing authorities for its income tax liability and interest and (b) from SHLP to its partners pursuant to the Tax Distribution Agreement for their liability attributable to SHLP’s income taxes and interest. We expect our position will prevail, but for an adjudication contrary to our position, which is reasonably possible, the total amount of SHI’s payment to the IRS and applicable state taxing authorities could be up to $63 million and the required distributions to SHLP’s partners pursuant to the Tax Distribution Agreement could be up to $106 million.

The indenture governing the Secured Notes restricts SHLP’s ability to make distributions to its partners pursuant to the Tax Distribution Agreement in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess. The initial Maximum CCM Payment is $70.0 million, which amount will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of CCM and payments made by SHLP on certain guarantee obligations described in the indenture. Payments of CCM-related tax liabilities by SHLP pursuant to the Tax Distribution Agreement or by SHI will not impact our Consolidated Fixed Charge Coverage Ratio (as defined below) or our ability to incur additional indebtedness under the terms of the indenture governing the Secured Notes.

If necessary, SHLP and SHI expect to pay any CCM-related tax liability from existing cash, cash from operations and, to the extent SHLP is required by the Tax Distribution Agreement to pay amounts in excess of the Maximum CCM Payment, from cash equity contributions by JFSCI. However, cash from homebuilding operations may be insufficient to cover such payments. See “Risk Factors—The IRS has disallowed certain income recognition methodologies. If we are unsuccessful in appealing this decision, we could become subject to a substantial tax liability from previous years” and “Risk Factors—Under our Tax Distribution Agreement, we are required to make distributions to our equity holders from time to time based on their ownership in SHLP, which is a limited partnership and, under certain circumstances, those distributions may occur even if SHLP does not have taxable income.”

We are unable to extend our evaluation of the sufficiency of our liquidity beyond twelve months, and we cannot assure in the future our homebuilding operations will generate sufficient cash flow to enable us to grow our business, service our indebtedness, make payments toward land purchase commitments, or fund our joint ventures. For more information, see “Risk Factors—Our ability to generate sufficient cash or access other limited sources of liquidity to operate our business and service our debt depends on many factors, some of which are beyond our control” and “Risk Factors—We have a significant number of contingent liabilities, and if any are satisfied by us, it could have a material adverse effect on our liquidity and results of operations.”

The following tables present cash provided by (used in) operating, investing and financing activities:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash provided by (used in):
Operating activities	$(6,191)	$38,878	$(75,048)
Investing activities	16,424	104,977	46,056
Financing activities	1,157	(42,363)	(7,210)

Net increase (decrease) in cash	$11,390	$101,492	$(36,202)

Cash from Operating Activities

In 2012, cash provided by (used in) operating activities was $(6.2) million compared to $38.9 million in 2011. This decrease was primarily due to increased land acquisitions, land development and construction costs, partially offset by increased cash receipts from deliveries of homes and sales of land. Total land acquisitions and development costs for 2012 were $(240.0) million compared to $(138.0) million in 2011. The year-over-year increase in land acquisition and development costs was attributable to the improved housing market conditions that emerged in 2012 and our desire to add to our land positions in anticipation of continued improvement in demand for new homes.

In 2011, cash provided by (used in) operating activities was $38.9 million compared to $(75.0) million in 2010. In 2011, cash provided by operating activities was primarily attributable to the reduction in our inventory balance, which generated a gross margin of $102.8 million (excluding impairments), and the $4.4 million receipt of income tax refunds. This was offset by $(71.3) million of selling, general and administrative expenses (excluding depreciation). This compares to 2010 where cash was primarily used for an $(86.0) million insurance premium payment to JFSCI and third party insurance carriers pursuant to the PIC Transaction, whereby, through PIC, workers’ compensation, general liability and certain completed operations risks were novated or reinsured with affiliates and third parties. In addition, in 2010, net cash provided by the sale of our inventory, with a gross margin of $103.1 million (excluding inventory impairments), was partially offset by selling, general and administrative costs of $(67.6) million (excluding depreciation) and income taxes paid of $(6.9) million.

Cash from Investing Activities

In 2012, cash provided by (used in) investing activities was $16.4 million compared to $105.0 million in 2011. In 2012, we received $26.5 million of proceeds from the sale of marketable securities and collected $2.0 million on promissory notes receivables from related parties, offset by $(11.6) million of net contributions to unconsolidated joint ventures. In 2011, we collected $107.7 million on promissory notes from related parties (see below), $1.7 million from the sale of investments, $14.0 million from the sale of an investment in an unconsolidated joint venture (see below), and $14.4 million from the sale of property and equipment, of which $1.5 million was recorded as an equity contribution from the owners of SHLP (see below). These cash proceeds in 2011 were partially offset by the purchase of $(20.2) million of marketable securities and $(9.3) million of net contributions to unconsolidated joint ventures.

In 2011, cash provided by (used in) investing activities was $105.0 million compared to $46.1 million in 2010. In 2011, cash provided by investing activities was primarily attributable to $107.7 million of collections on promissory notes receivables from related parties, primarily JFSCI, whereby in May 2011, concurrent with issuance of the Secured Notes, JFSCI partially paid down these promissory notes. In June and August 2011, JFSCI also made prepayments on its installment loan payable to the Company. In September 2011, we also sold fixed assets in Highlands Ranch, Colorado, comprised of three buildings and related improvements and land, for cash consideration of $14.4 million to a related party, of which $1.5 million was recorded as an equity contribution. See “Cash from Financing Activities”, below. Further, in December 2011, through our consolidated joint venture, Vistancia, LLC, we sold our remaining 10% interest in an unconsolidated joint venture for $14.0 million cash. All of these proceeds were offset by $(20.2) million of purchases of available-for-sale securities and $(9.3) million of net cash contributions to unconsolidated joint ventures, which were primarily used by the unconsolidated joint venture to pay off debt. In 2010, cash provided by investing activities was primarily attributable to $53.1 million of proceeds from the sale of marketable securities, which were used to partially fund payment of the insurance premiums described in Cash from Operating Activities above, and $19.3 million of collections on promissory notes from related parties. These proceeds were partially offset by $(14.6) million of net cash contributions to unconsolidated joint ventures, primarily to pay down debt and release the Company as a guarantor on the debt, and $(11.7) million of property and equipment purchases.

Cash from Financing Activities

In 2012, cash provided by (used in) financing activities was $1.2 million compared to $(42.4) million in 2011. In October 2012, we sold land in Colorado to a related party for $4.6 million. As the related party is under common control, the $2.4 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution. We also received $1.4 million in net contributions from non-controlling interests, which were offset by $(2.4) million in payments on notes payable. In 2011, cash used in financing activities was primarily related to a $(20.0) million principal payment and the $(779.6) million payoff of the Secured Facilities in May 2011, which was primarily funded by $750.0 million of Secured Notes. In addition, there was a $2.0 million equity contribution from the owners of SHLP (see below).

In 2011, cash provided by (used in) financing activities was $(42.4) million compared to $(7.2) million in 2010. In 2011, cash used in financing activities was primarily attributable to a $(20.0) million principal prepayment of the Secured Facilities in January 2011 and the $(779.6) million payoff of the Secured Facilities in May 2011, which was primarily funded by $750.0 million of Secured Notes. In addition, the Company recorded a $2.0 million equity contribution, of which $1.5 million represented the consideration received in excess of net book value from the sale of fixed assets to a related party and $0.5 million represented the sale of land to a related party. In 2010, cash (used in) financing activities was primarily attributable to $(25.6) million of payments on our borrowings, primarily on our Secured Facilities, offset by $5.4 million of borrowings for letters of credit presented and a $12.5 million equity contribution.

Notes Payable

At December 31, 2012, 2011 and 2010, notes payable were as follows:

	December 31,
	2012	2011	2010
	(In thousands)
Notes payable:
Senior secured notes	$750,000	$750,000	$0
Senior secured bank credit facility	0	0	215,650
Senior secured term loans	0	0	458,295
Senior secured subordinated notes payable	0	0	54,106
Other secured promissory notes	8,209	2,056	1,954

Total notes payable	$758,209	$752,056	$730,005

On May 10, 2011, our Secured Notes were issued in the aggregate principal amount of $750.0 million and the outstanding obligations of the Company’s secured revolving lines of credit and notes payable (the “Secured Facilities”) were paid off and terminated. Principal and interest paid in 2011 under the Secured Facilities was $779.6 million and $2.5 million, respectively. Concurrent with the payoff of the Secured Facilities, an $88.4 million loss on debt extinguishment was recognized, which included a $65.0 million write-off of the discount related to the Secured Facilities, which increased the principal to its face value of $779.6 million, and a $23.4 million write-off of prepaid professional and loan fees incurred in connection with the Secured Facilities. All payable-in-kind interest, $5.0 million of principal and certain fees were waived, all of which were netted against the $88.4 million charge. In addition, of the $19.1 million of then outstanding letters of credit, $4.0 million were returned and $15.1 million were paid by the Company, of which $14.5 million was reimbursed by JFSCI for its share of the letters of credit paid by the Company.

The Secured Notes were issued pursuant to Rule 144A and Regulation S, with registration rights. The registration of the Secured Notes with the SEC and the exchange of the Secured Notes issued under the Securities Act were completed May 4, 2012. The Secured Notes bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017, plus any accrued and unpaid interest thereon. At December 31, 2012 and 2011, accrued interest was $8.1 million and $8.1 million, respectively.

The indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with our affiliates. At December 31, 2012 and 2011, we were in compliance with these covenants.

The indenture governing the Secured Notes provides that we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the indenture governing the Secured Notes) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the indenture governing the Secured Notes as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the indenture governing the Secured Notes) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the indenture governing the Secured Notes) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the indenture governing the Secured Notes. At December 31, 2012, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the indenture governing the Secured Notes, was 1.40.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, and purchase obligations for water system connection rights.

At December 31, 2012, future estimated payments under existing contractual obligations, including estimated future cash payments, are as follows:

	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Contractual obligations:
Long-term debt principal payments	$758,209	$8,209	$0	$0	$750,000
Long-term debt interest payments	420,860	65,079	129,375	129,375	97,031
Operating leases	8,158	2,354	3,441	1,159	1,204
Purchase obligations(1)	233,798	56,653	105,067	54,481	17,597

Total contractual obligations	$1,421,025	$132,295	$237,883	$185,015	$865,832

(1)	Comprised of $200.2 million of land purchase and option contracts, and $33.6 million of water system connection rights purchase obligations.

We expect to fund contractual obligations in the ordinary course of business with existing cash resources, cash flows generated from operations and issuance of new debt as market conditions permit.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts as a method of acquiring large tracts of land in smaller parcels to better manage the financial and market risk of holding land and to reduce the use of funds. Option contracts generally require a non-refundable deposit after a diligence period for the right to acquire lots over a specified period of time at a predetermined price. However, in certain arrangements, the purchase price may not, in whole or in part, be determinable and payable until the homes or lots are sold. In such instances, an estimated purchase price for the unknown portion is not included in the total remaining purchase price. At December 31, 2012, we had owned or controlled 6,035 lots in Colorado for which the entire purchase price is determined at the time the underlying lot is sold to a home buyer or other purchaser of the lot. At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letters of credit with no further financial responsibility to the land seller. However, purchase contracts can contain additional development obligations that must be completed even if a contract is terminated.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At December 31, 2012, we had $5.3 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $200.2 million, compared to $16.4 million and $211.9 million, respectively, at December 31, 2011. At December 31, 2011, $83.5 million of the $211.9 million remaining purchase price on such option contracts was subject to a specific performance purchase obligation. In December 2012, the option contract containing this specific performance purchase obligation was removed but the Company retained an option to purchase these lots. See “Land Development and Homebuilding Joint Ventures” below.

Water System Connection Rights

At one of our consolidated homebuilding projects, we have a contractual obligation to purchase and receive water system connection rights which, at December 31, 2012, were $33.6 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures for the following purposes:

•	leveraging our capital base;

•	managing and reducing financial and market risks of holding land;

•	establishing strategic alliances;

•	accessing lot positions; and

•	expanding market share.

These joint ventures typically obtain secured acquisition, development and construction financing, each designed to reduce use of corporate funds.

In December 2012, an unconsolidated joint venture, RRWS, LLC (“RRWS”), was formed and is owned 50% by the Company and 50% by a third party real estate developer (“the Partner”). Through two wholly-owned subsidiaries, RRWS owns land in two master planned communities in the central coast of California. One subsidiary develops lots and constructs and sells single family attached and detached homes for active adult targeted buyers. This subsidiary is also under contract to acquire residential lots from an entity controlled by the Partner. The other subsidiary owns commercial and residential land in which the residential land is intended to be sold to the Company for construction and sales of active adult targeted homes.

As previously disclosed in the Company’s periodic reports, the Company was under a pre-existing specific performance contract to purchase the residential lots that are now owned by RRWS’s active adult targeted subsidiary. At December 31, 2011, this purchase obligation was approximately $83.5 million. Effective December 12, 2012, the Company’s option agreement was amended and assigned by the Company’s counterparty to RRWS’s active adult targeted subsidiary. In connection with this assignment, the specific performance purchase obligation was removed but the Company retained an option to purchase these lots. Additionally, if the Company exercises this option, the ultimate purchase price would be reduced by an estimated $32 million. The amount of this reduction is subject to change based upon the selling price of homes to third party home buyers.

In connection with RRWS’s formation, RRWS’s two wholly owned subsidiaries entered into four acquisition and development and construction loans. Each loan has a two-year term with options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross-defaulted with the other loans. On December 12, 2012, upon the closing of these loans, $42.1 million was drawn and outstanding. The Company and the Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. In addition, the Company and the Partner executed loan to value maintenance agreements for each loan on a joint and several basis. The Company has a maximum aggregate liability under these re-margin arrangements of the lesser of 50% of the outstanding balance or $35.0 million. The obligations of the Company and Partner under the re-margin arrangements are limited during the first two years of the loans. In addition to the re-margin arrangements, the Partner, and several of its principals, executed repayment guarantees with no cap on their liability. At December 31, 2012, the outstanding principal balance on these four loans was $45.6 million, of which the Company has a maximum remargin obligation of $22.8 million. The Company also has an indemnification agreement from the Partner, under which the Company could potentially recover a portion of any remargin payments made to the bank. However, the Company cannot provide assurance it would be able to collect under this indemnity agreement.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefited the non-controlling member and we recorded an obligation for the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. In May 2012, for a nominal amount, SHLP purchased this member’s entire 16.7% interest; however, the distribution payable remained. At December 31, 2012, the distribution payable was $2.9 million.

At December 31, 2012 and 2011, total unconsolidated joint ventures’ notes payable consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$45,610	$11,200
Non-Guaranteed	22,894	44,189

Total bank and seller notes payable (a)	68,504	55,389

Partner notes payable:
Secured	0	15,400
Unsecured	5,296	32,959

Total partner notes payable (b)	5,296	48,359

Total unconsolidated joint venture notes payable	$73,800	$103,748

Other unconsolidated joint venture notes payable (c)	$57,839	$7,200

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payables.
(c)	We have an indirect effective ownership in two joint ventures of 12.3% and .0003%, respectively, that had bank notes payable secured by real property, in which we have not provided any form of guaranty.

At December 31, 2011, Shea Colorado, LLC (“SCLLC”), a consolidated joint venture, had investments in unconsolidated joint ventures. These joint ventures had $103.7 million of total notes payable, of which $14.0 million was bank and seller financing notes payable secured by real property and $40.9 million was notes payable to the joint ventures’ partners, of which $15.4 million was secured by real property. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s investments in these unconsolidated joint ventures were no longer included in our consolidated financial statements.

At December 31, 2012 and 2011, remargin obligations or guarantees provided on the debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion and loan-to-value maintenance guarantees. In addition, at December 31, 2012 and 2011, we had an indemnification agreement from our joint venture partner for 90% of one secured loan balance, which was zero and $11.2 million, respectively. However, we cannot provide assurance that we would be able to collect under this indemnity agreement. In addition, we are limited to 50% of the outstanding balance or $35.0 million for another joint venture, which outstanding loan balance was $45.6 million and our maximum remargin obligation was $22.8 million at December 31, 2012. We also have an indemnification agreement from our joint venture partner, under which we could potentially recover a portion of any remargin payments we would make to the bank. However, we cannot provide assurance that we would be able to collect under this indemnity agreement. No liabilities were recorded for these guarantees at December 31, 2012 and 2011 as the fair value of the secured real estate exceeded the outstanding notes payables.

We may be required to use our funds for obligations of these joint ventures, such as:

•	loans (including to replace expiring loans, to satisfy loan re-margin and land development and construction completion obligations or to satisfy environmental indemnity obligations);

•	development and construction costs;

•	indemnity obligations to surety providers;

•	land purchase obligations; and

•

dissolutions (including satisfaction of joint venture indebtedness through repayment or the assumption of such indebtedness, payments to our partners in connection with the dissolution, and the remaining costs to complete, including warranty and legal obligations).

Guarantees, Surety Obligations and Other Contingencies

At December 31, 2012 and 2011, certain unrecorded loan remargin or other guarantees, surety obligations and other contingencies were as follows:

	December 31,
	2012	2011
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint venture loans	22,805	11,200
Remargin obligation for Baker Ranch loan	0	25,438
Non-recourse guarantees for related party loans	0	34,051
Outstanding letters of credit	4,216	4,216
Costs to complete on surety bonds for Company projects	85,490	71,024
Costs to complete on surety bonds for joint venture projects	30,804	29,259
Costs to complete on surety bonds for related party projects	2,311	3,060

Total unrecorded contingent liabilities and commitments	$215,626	$248,248

Loan Guarantees and Letters of Credit

At December 31, 2011, in addition to remargin obligations and guarantees on our joint ventures’ outstanding borrowings, an unconditional loan-to-value maintenance guarantee was in place, on a joint and several basis, for a secured development loan for Shea/Baker Ranch Associates, LLC, a related party in which we have no ownership interest at December 31, 2011. At December 31, 2011, the loan had a $25.4 million outstanding principal balance. A liability was not recorded for this guarantee as the fair value of the secured real estate assets exceeded the outstanding notes payable. In December 2012, the loan was refinanced and we were released as a guarantor.

At December 31, 2011, joint and several non-recourse (“bad boy”) guarantees were provided for two secured permanent financing loans of related parties in which we have no ownership interest. The bad boy guarantees may become a liability for us upon a voluntary bankruptcy filing by the related party borrower or the occurrence of other “bad” acts, including fraud or a material misrepresentation by the related party borrower. At December 31, 2011, these loans had a $34.1 million outstanding principal balance. In 2012, these loans matured and we were released as a guarantor.

On May 10, 2011, concurrent with issuance of the Secured Notes, we entered into a new $75.0 million secured letter of credit facility. At December 31, 2012 and 2011, outstanding letters of credit against the secured letter of credit facility were $4.2 million and $4.2 million, respectively.

Surety and Project Obligations

We are required to provide surety bonds that guarantee completion of certain infrastructure that serves our homebuilding projects. At December 31, 2012, there was $85.5 million of costs to complete in connection with $186.0 million of surety bonds issued for our projects. At December 31, 2011, there was $71.0 million of costs to complete in connection with $178.4 million of surety bonds issued for our projects.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At December 31, 2012, there was $30.8 million of costs to complete in connection with $71.6 million of surety bonds issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $6.1 million of surety bonds issued for related party projects. At December 31, 2011, there was $29.3 million of costs to complete in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and $3.1 million of costs to complete in connection with $6.9 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. At December 31, 2012 and 2011, in connection with a credit support arrangement, there was $4.9 million and $3.3 million, respectively, reimbursable to us from a metro-district in Colorado.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At December 31, 2012 and 2011, in connection with certain funding arrangements, there was $16.3 million and $15.0 million, respectively, reimbursable to us from certain metro-districts, including $11.9 million and $11.5 million, respectively, from a metro-district in Colorado.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

As a condition of the Vistancia Sale, the Company effectively remained an 8.33% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. In May 2012, as a result of the Company purchasing the non-controlling interest’s remaining share in Vistancia, LLC, the Company became an effective 10% guarantor on these bond obligations. At December 31, 2012 and 2011, the Company exceeded the minimum tangible net worth requirement.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting policies related to the following accounts or activities are those most critical to the portrayal of our financial condition and results of operations and require the most significant judgments and estimates.

Inventory

We capitalize preacquisition, land, development and other allocated costs, including interest, during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to selling, general and administrative, and other expenses as appropriate. Preacquisition costs, including non-refundable land deposits, are expensed to other income (expense), net when we determine continuation of the respective project is not probable.

Land, development and other indirect costs are typically allocated to inventory using a methodology that approximates the relative-sales-value method. Home construction costs are recorded using the specific identification method. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to close in each community. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community.

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

If there are indications of impairment, we analyze the budgets and cash flows of our real estate assets and compare the estimated remaining undiscounted future cash flows of the community to the asset’s carrying value. If the undiscounted cash flows exceed the asset’s carrying value, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and written down to fair value. For land held for sale, if the fair value less costs to sell exceed the asset’s carrying value, no impairment adjustment is required. These impairment evaluations require use of estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if estimated future undiscounted cash flows will be sufficient to recover the asset’s carrying value.

When estimating undiscounted cash flows of a community, various assumptions are made, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

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

If assets are considered impaired, the impairment charge is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets or other valuation techniques. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when the assessment is made. These factors are specific to each community and may vary among communities. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. We generally use discount rates ranging from 10% to 25%, subject to perceived risks associated with the community’s cash flow streams relative to its inventory.

Completed Operations Claim Costs

We maintain, and require our subcontractors to maintain, general liability insurance which includes coverage for completed operations losses and damages. Most subcontractors carry this insurance through our “rolling wrap-up” insurance program, where our risks and risks of participating subcontractors working on our projects are insured through master policies.

Completed operations claims reserves primarily represent claims for property damage to completed homes and projects outside of our one to two-year warranty period. Specific terms and conditions of completed operations claims vary depending on the market in which homes are closed and can range up to 12 years from the closing of a home.

We record expenses and liabilities for estimated costs of potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported and is actuarially estimated using individual case-basis valuations and statistical analysis. These estimates make up our entire reserve and are subject to a high degree of variability due to uncertainties such as trends in completed operations claims related to our markets and products built, changes in claims reporting and settlement patterns, third party recoveries, insurance industry practices, insurance regulations and legal precedent. Because state regulations vary, completed operations claims are reported and resolved over an extended period, sometimes exceeding twelve years. As a result, actual costs may differ significantly from estimates.

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

In accordance with our underlying completed operations insurance policies, these completed operations claims costs are recoverable from our subcontractors or insurance carriers. Completed operations claims through July 31, 2009 are insured with third party insurance carriers and completed operations claims commencing August 1, 2009 are insured with third-party and affiliate insurance carriers.

Revenues

In accordance with Accounting Standards Codification (“ASC”) 360, revenues from housing and other real estate sales are recognized when the respective units are closed. Housing and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received or collection of associated receivables, if any, is reasonably assured and when we have no other continuing involvement in the asset. Sales incentives are a reduction of revenues when the respective unit is closed.

Income Taxes

SHLP is treated as a partnership for income tax purposes. As a limited partnership, SHLP is subject to certain minimal state taxes and fees; however, taxes on income realized by SHLP are generally the obligation of the Partners and their owners.

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

Deferred tax assets are evaluated quarterly to determine whether a valuation allowance should be established based on our determination of whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on generation of future taxable income during periods in which those temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses over recent years, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. Significant judgment is required to determine future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

SHI generated significant deferred tax assets from 2008 to 2010, primarily due to inventory and marketable securities impairments, housing and land inventory basis differences and loss recognition timing differences from our investment in joint ventures. In 2009, due to continued annual pretax losses and the inherent uncertainty of future income, the deferred tax assets were fully reserved. For the year ended December 31, 2012, SHI generated pretax income for the first time since 2007 as a result of the emerging housing industry recovery. However, since we only recently returned to profitability and the housing recovery is in its early stages, the $32.7 million net deferred tax assets at December 31, 2012 remain fully reserved. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance.

We follow certain accounting guidance with respect to how uncertain tax positions should be accounted for and disclosed in the consolidated financial statements. The guidance requires the assessment of tax positions taken or expected to be taken in the tax returns and to determine whether the tax positions are “more-likely-than-not” of being sustained upon examination by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not criteria would be recorded as a tax benefit or expense in the current year. We are required to assess open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain states. Open tax years are those that are open for examination by taxing authorities. We have examinations in progress but believe there are no uncertain tax positions that do not meet the more-likely-than-not level of authority.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 in our accompanying consolidated financial statements.

Under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other Exchange Act reporting companies that are not “emerging growth companies.”

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments at or during the year ended December 31, 2012. We have not entered into and currently do not hold derivatives for trading or speculative purposes. As we do not have an obligation to prepay fixed-rate debt prior to maturity, interest rate risk and changes in fair market value should not have a significant impact on such debt until we refinance.

On May 10, 2011, the existing Secured Facilities were paid off from the proceeds of the $750.0 million of Secured Notes that bear interest at a fixed rate of 8.625%. No principal payments on the Secured Notes are due until maturity on May 15, 2019. We currently have no other material indebtedness outstanding.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors, Shareholders and Partners

Shea Homes Limited Partnership

We have audited the accompanying consolidated balance sheets of Shea Homes Limited Partnership (the Company), a California limited partnership, as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shea Homes Limited Partnership at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U. S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Los Angeles, California
March 15, 2013

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Balance Sheets

(In thousands)

	December 31,
	2012	2011
Assets
Cash and cash equivalents	$279,756	$268,366
Restricted cash	13,031	13,718
Investments	12,078	32,428
Accounts and other receivables, net	141,289	120,689
Receivables from related parties, net	34,028	60,223
Inventory	837,653	783,810
Investments in joint ventures	28,653	17,870
Property and equipment, net	2,237	1,992
Other assets, net	24,812	29,020

Total assets	$1,373,537	$1,328,116

Liabilities and equity
Liabilities:
Notes payable	$758,209	$752,056
Payables to related parties	125	2,343
Accounts payable	62,738	46,063
Other liabilities	233,218	199,651

Total liabilities	1,054,290	1,000,113
Equity:
SHLP equity:
Owners’ equity	314,321	294,511
Accumulated other comprehensive income	4,517	6,392

Total SHLP equity	318,838	300,903
Non-controlling interests	409	27,100

Total equity	319,247	328,003

Total liabilities and equity	$1,373,537	$1,328,116

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Operations

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Revenues	$680,147	$587,770	$639,566
Cost of sales	(538,434)	(515,578)	(609,097)

Gross margin	141,713	72,192	30,469
Selling expenses	(45,788)	(45,251)	(46,665)
General and administrative expenses	(43,747)	(37,374)	(32,440)
Equity in income (loss) from unconsolidated joint ventures	378	(5,134)	8,613
Loss on debt extinguishment	0	(88,384)	0
Write-off of professional fees in connection with debt modification	0	0	(25,747)
Gain (loss) on reinsurance transaction	(12,013)	3,072	15,120
Interest expense	(19,862)	(16,806)	(8,558)
Other income (expense), net	9,119	7,374	426

Income (loss) before income taxes	29,800	(110,311)	(58,782)
Income tax benefit (expense)	(616)	3,069	3,567

Net income (loss)	29,184	(107,242)	(55,215)
Less: Net (income) loss attributable to non-controlling interests	(146)	(7,143)	(4,874)

Net income (loss) attributable to SHLP	$29,038	$(114,385)	$(60,089)

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net income (loss)	$29,184	$(107,242)	$(55,215)
Other comprehensive income (loss), before tax
Unrealized investment holding gains (losses) during the year	1,569	1,927	2,434
Less: Reclassification adjustments for investment (gains) losses included in net income (loss)	(3,976)	(344)	(3,581)

Comprehensive income (loss), before tax	26,777	(105,659)	(56,362)
Income tax benefit (expense)	532	(554)	(2,888)

Comprehensive income (loss), net of tax	27,309	(106,213)	(59,250)
Less: Comprehensive (income) loss attributable to non-controlling interests	(146)	(7,143)	(4,874)

Comprehensive income (loss) attributable to SHLP	$27,163	$(113,356)	$(64,124)

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership							Non- controlling Interests	Total Equity
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total SHLP Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2009	$118,934	$194,240	$109,992	$31,286	$454,452	$9,398	$463,850	$17,356	$481,206
Comprehensive income (loss):
Net income (loss)	(47,104)	0	(600)	(12,385)	(60,089)	0	(60,089)	4,874	(55,215)
Change in unrealized gains on investments, net	0	0	0	0	0	(4,035)	(4,035)	0	(4,035)

Total comprehensive income (loss)							(64,124)	4,874	(59,250)
Contributions from owners and non-controlling interests	0	0	12,500	0	12,500	0	12,500	975	13,475
Distributions to non-controlling interests	0	0	0	0	0	0	0	(3,118)	(3,118)

Balance, December 31, 2010	71,830	194,240	121,892	18,901	406,863	5,363	412,226	20,087	432,313
Comprehensive income (loss):
Net income (loss)	(73,438)	(20,685)	(937)	(19,325)	(114,385)	0	(114,385)	7,143	(107,242)
Change in unrealized gains on investments, net	0	0	0	0	0	1,029	1,029	0	1,029

Total comprehensive income (loss)							(113,356)	7,143	(106,213)
Contributions from owners and non-controlling interests (a)	1,609	0	0	424	2,033	0	2,033	4,008	6,041
Distributions to non-controlling interests	0	0	0	0	0	0	0	(4,138)	(4,138)

Balance, December 31, 2011	1	173,555	120,955	0	294,511	6,392	300,903	27,100	328,003
Comprehensive income (loss):
Net income (loss)	0	0	29,038	0	29,038	0	29,038	146	29,184
Change in unrealized gains on investments, net	0	0	0	0	0	(1,875)	(1,875)	0	(1,875)

Total comprehensive income (loss)							27,163	146	27,309
Redemption of Company’s interest in consolidated joint venture (see Note 14)	0	0	(11,580)	0	(11,580)	0	(11,580)	(28,239)	(39,819)
Contributions from owners and non-controlling interests (a)	1,862	0	0	490	2,352	0	2,352	1,746	4,098
Distributions to non-controlling interests	0	0	0	0	0	0	0	(344)	(344)

Balance, December 31, 2012	$1,863	$173,555	$138,413	$490	$314,321	$4,517	$318,838	$409	$319,247

(a)	For the year ended December 31, 2012 and 2011, the Company sold property to related parties and $2.4 million and $2.0 million, respectively, of consideration received in excess of net book value was recorded as an equity contribution from its owners.

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$29,184	$(107,242)	$(55,215)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss from joint ventures	(378)	2,050	(9,875)
Loss on debt extinguishment	0	88,384	0
Write-off of professional fees in connection with debt modification	0	0	25,747
(Gain) loss on reinsurance	12,013	(3,072)	(15,120)
Gain on sale of investment in joint ventures	0	(5,230)	0
Net gain on sale of available-for-sale investments	(8,806)	(565)	(4,664)
Depreciation and amortization expense	8,638	11,296	11,510
Impairment of inventory	0	30,600	72,629
Impairment of investments in joint ventures	0	2,375	1,262
Net interest capitalized on investments in joint ventures	(849)	(667)	(477)
Distributions of earnings from joint ventures	1,400	650	400
Changes in operating assets and liabilities:
Restricted cash	687	(1,271)	11,805
Receivables and other assets	(17,670)	(6,913)	(23,923)
Inventory	(68,733)	31,521	24,050
Payables and other liabilities	38,323	(3,038)	(113,177)

Net cash provided by (used in) operating activities	(6,191)	38,878	(75,048)
Investing activities
Purchase of available-for-sale investments	0	(20,205)	0
Proceeds from sale of available-for-sale investments	26,547	1,724	53,112
Proceeds from sale of investments in joint venture	0	14,000	0
Net decrease in promissory notes from related parties	1,987	107,680	19,251
Investments in joint ventures	(11,967)	(17,281)	(18,035)
Distributions from joint ventures	321	8,012	3,406
Purchase of property and equipment	(464)	(1,846)	(11,678)
Proceeds from sale of property and equipment	0	12,893	0

Net cash provided by (used in) investing activities	16,424	104,977	46,056
Financing activities
Borrowings on revolving lines of credit	0	0	5,448
Repayments on revolving lines of credit	0	(80,448)	0
Issuance of new secured notes	0	750,000	0
Principal payments to financial institutions and others	(2,429)	(721,953)	(25,618)
Accrued interest on notes payable	0	1,839	674
Amortization of notes payable discount	0	5,527	1,929
Contributions from non-controlling interests	1,746	4,008	975
Distributions to non-controlling interests	(344)	(3,369)	(3,118)
Contributions from owners	2,352	2,033	12,500
Other financing activities	(168)	0	0

Net cash provided by (used in) financing activities	1,157	(42,363)	(7,210)

Net increase (decrease) in cash and cash equivalents	11,390	101,492	(36,202)
Cash and cash equivalents at beginning of year	268,366	166,874	203,076

Cash and cash equivalents at end of year	$279,756	$268,366	$166,874

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2012

1. Organization

Shea Homes Limited Partnership, a California limited partnership (“SHLP”), was formed on January 4, 1989, pursuant to an agreement of partnership (the “Agreement”), as most recently amended March 11, 2013 by and between J.F. Shea, G.P., a Delaware general partnership, as general partner (which company previously was a Delaware limited partnership), and the Company’s limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), that are under the common control of Shea family members (collectively, the “Partners”). J.F. Shea, G.P., is 96% owned by JFSCI.

Nature of Operations

Our principal business purpose is homebuilding, which includes acquiring and developing land and constructing and selling residential homes thereon. To a lesser degree, we develop lots and sell them to other homebuilders. Our principal markets are California, Arizona, Colorado, Washington, Nevada and Florida.

We own a captive insurance company, Partners Insurance Company, Inc. (“PIC”), which provided warranty, general liability, workers’ compensation and completed operations insurance for related companies and third-party subcontractors. Effective for the policy years commencing in 2007, PIC ceased issuing policies for these coverages (see Note 13).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of SHLP and its wholly-owned subsidiaries, including Shea Homes, Inc. (“SHI”). In addition, the Company consolidates all joint ventures in which it has a controlling interest or other ventures in which it is the primary beneficiary of a variable interest entity (“VIE”). Material intercompany accounts and transactions are eliminated.

Effective January 1, 2012, the Company adopted Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires presentation of comprehensive income in either (1) a continuous statement of operations and comprehensive income (loss) or (2) two separate but consecutive statements. In accordance with ASU 2011-05, the 2011 financial statements have been restated to conform to the current year presentation of comprehensive income (loss).

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to SHLP, its subsidiaries and its consolidated joint ventures.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates relate primarily to the valuation of certain real estate and reserves for self-insured risks. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications were made in the 2011 and 2010 consolidated financial statements to conform to classifications used in the current year. For the years ended December 31, 2011 and 2010, a $3.1 million and $15.1 million, respectively, gain on reinsurance was reclassified from other income (expense), net to gain (loss) on reinsurance, with corresponding changes made to operating cash flows in the consolidated statements of cash flows. Additionally, for the year ended December 31, 2010, a $25.7 million write-off of professional fees in connection with our debt modification was reclassified from other income (expense), net to write-off of professional fees in connection with debt modification in the consolidated statements of operations.

Cash and Cash Equivalents

All highly liquid investments (original maturities of 90 days or less) are considered to be cash equivalents.

Concentration of Credit Risk

Financial instruments representing concentrations of credit risk are primarily cash, cash equivalents, investments and insurance receivables.

Cash in banks exceeded the federally insured limits; cash equivalents comprised primarily of money market securities and securities backed by the U.S. government; and insurance receivables were with highly rated insurers and/or collateralized. We incurred no losses on deposits of cash and cash equivalents, limited the amount of credit exposure with any one financial institution, and believe our depository institutions are financially sound and presented minimal credit risk.

Inventory

We capitalize preacquisition, land, development and other allocated costs, including interest, during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to selling, general and administrative, and other expenses as appropriate. Preacquisition costs, including non-refundable land deposits, are expensed to other income (expense), net when we determine continuation of the respective project is not probable.

Land, development and other indirect costs are typically allocated to inventory using a methodology that approximates the relative-sales-value method. Home construction costs are recorded using the specific identification method. Cost of sales for homes closed includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to close in each community. Changes to estimated total development costs subsequent to initial home closings in a community are generally allocated on a relative-sales-value method to remaining homes in the community.

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

If there are indications of impairment, we analyze the budgets and cash flows of our real estate assets and compare the estimated remaining undiscounted future cash flows of the community to the asset’s carrying value. If the undiscounted cash flows exceed the asset’s carrying value, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and written down to fair value. For land held for sale, if the fair value less costs to sell exceed the asset’s carrying value, no impairment adjustment is required. These impairment evaluations require use of estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if estimated future undiscounted cash flows will be sufficient to recover the asset’s carrying value.

When estimating undiscounted cash flows of a community, various assumptions are made, including: (i) expected sales prices and sales incentives to be offered, including the number of homes available, pricing and incentives being offered by us or builders in other communities, and future sales price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property.

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

If assets are considered impaired, the impairment charge is determined by the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets or other valuation techniques. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when the assessment is made. These factors are specific to each community and may vary among communities. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage. We generally use discount rates ranging from 10% to 25%, subject to perceived risks associated with the community’s cash flow streams relative to its inventory.

Completed Operations Claim Costs

We maintain, and require our subcontractors to maintain, general liability insurance which includes coverage for completed operations losses and damages. Most subcontractors carry this insurance through our “rolling wrap-up” insurance program, where our risks and risks of participating subcontractors working on our projects are insured through master policies.

Completed operations claims reserves primarily represent claims for property damage to completed homes and projects outside of our one-to-two year warranty period. Specific terms and conditions of completed operations claims vary depending on the market in which homes are closed and can range up to 12 years from the closing of a home.

We record expenses and liabilities for estimated costs of potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported and is actuarially estimated using individual case-basis valuations and statistical analysis. These estimates make up our entire reserve and are subject to a high degree of variability due to uncertainties such as trends in completed operations claims related to our markets and products built, changes in claims reporting and settlement patterns, third party recoveries, insurance industry practices, insurance regulations and legal precedent. Because state regulations vary, completed operations claims are reported and resolved over an extended period, sometimes exceeding twelve years. As a result, actual costs may differ significantly from estimates.

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

In accordance with our underlying completed operations insurance policies, these completed operations claims costs are recoverable from our subcontractors or insurance carriers. Completed operations claims through July 31, 2009 are insured with third-party insurance carriers and completed operations claims commencing August 1, 2009 are insured with third party and affiliate insurance carriers.

Revenues

In accordance with Accounting Standards Codification (“ASC”) 360, revenues from housing and other real estate sales are recognized when the respective units are closed. Housing and other real estate sales are closed when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received or collection of associated receivables, if any, is reasonably assured and when we have no other continuing involvement in the asset. Sales incentives are a reduction of revenues when the respective unit is closed.

Income Taxes

SHLP is treated as a partnership for income tax purposes. As a limited partnership, SHLP is subject to certain minimal state taxes and fees; however, taxes on income realized by SHLP are generally the obligation of the Partners and their owners.

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

Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on our determination of whether it is more likely than not that some or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends primarily on generation of future taxable income during periods in which those temporary differences become deductible. Judgment is required to determine future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on the consolidated financial position or results of operations.

We follow accounting guidance within ASC 740 with respect to how uncertain tax positions should be accounted for and disclosed in the consolidated financial statements. The guidance requires the assessment of tax positions taken or expected to be taken in the tax returns and to determine whether the tax positions are “more-likely-than-not” of being sustained upon examination by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not criteria would be recorded as a tax benefit or expense in the current year. We are required to assess open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain states. Open tax years are those that are open for examination by taxing authorities. We have examinations in progress but believe there are no uncertain tax positions that do not meet the more-likely-than-not level of authority (see Note 15).

Advertising Costs

We expense advertising costs as incurred. For the years ended December 31, 2012, 2011 and 2010, we incurred and expensed advertising costs of $6.6 million, $6.2 million and $6.1 million, respectively.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”). ASU 2011-04 amends ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC 820 disclosure requirements, particularly for Level 3 fair value measurements. The Company adopted ASU 2011-04 effective January 1, 2012, which did not have a material impact on its consolidated financial position or results of operations.

3. Restricted Cash

Restricted cash related to homebuilding operations includes cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds. At December 31, 2012 and 2011, restricted cash related to homebuilding operations was $13.0 million and $13.3 million, respectively. In January 2013, $10.0 million of restricted cash used as collateral for potential obligations paid by the Company’s bank was released to the Company.

Restricted cash of PIC included cash held in escrow by PIC’s claim administrators. At December 31, 2011, restricted cash related to PIC was $0.4 million. In 2012, the restricted cash was released to the Company.

4. Investments

Investments consist of available-for-sale securities and are recorded at fair value, which is based on quoted market prices or cash flow models. Accordingly, unrealized gains and temporary losses on investments, net of tax, are reported as accumulated other comprehensive income (loss). Realized gains and losses are determined using the specific identification method.

At December 31, 2012 and 2011, investments were as follows:

	December 31, 2012
	Cost / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Corporate obligations	$2,999	$26	$0	$3,025
Mortgage/asset-backed securities	34	11	0	45
Private debt obligations (a)	1,614	7,379	0	8,993

Total debt securities	4,647	7,416	0	12,063
Equity securities	4	11	0	15

Total investments	$4,651	$7,427	$0	$12,078

	December 31, 2011
	Cost / Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Debt securities:
Corporate obligations	$20,747	$158	$(39)	$20,866
Mortgage/asset-backed securities	101	10	0	111
Private debt obligations (a)	1,742	9,700	(2)	11,440

Total debt securities	22,590	9,868	(41)	32,417
Equity securities	4	7	0	11

Total investments	$22,594	$9,875	$(41)	$32,428

(a)	Through December 31, 2009, certain private debt obligations experienced other-than-temporary losses, of which $8.2 million and $13.2 million of such impairments relate to private obligations still held at December 31, 2012 and 2011, respectively. Unrealized gains of private debt obligations are stated as the difference between their fair value and cost basis, net of impairment.

For the years ended December 31, 2012, 2011 and 2010, realized gains on sales of available-for-sale securities (the majority of which were previously impaired by $5.0 million in 2009) were $8.8 million, $0.6 million and $4.7 million, respectively, which were included in other income (expense), net.

For the year ended December 31, 2012, included in other comprehensive income (loss) were unrealized gains of $1.6 million, reclassification adjustments for realized gains of $4.0 million and tax benefit of $0.5 million. For the year ended December 31, 2011, included in other comprehensive income (loss) were unrealized gains of $1.9 million, reclassification adjustments for realized gains of $0.3 million and tax expense of $(0.5) million. For the year ended December 31, 2010, included in other comprehensive income (loss) were unrealized gains of $2.4 million, reclassification adjustments for realized gains of $3.6 million and tax expense of $(2.9) million.

At December 31, 2012, the contractual maturities of debt securities classified as available-for-sale were as follows:

	December 31, 2012
	Cost	Fair Value
	(In thousands)
Due in one year or less	$2,998	$3,025
Due after one year through five years	378	478
Due after five years through ten years	1,017	8,168
Due after ten years	219	347
Mortgage/asset-backed securities	34	45

Total	$4,646	$12,063

Actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalty.

At December 31, 2012, there were no debt securities with continuous unrealized losses. At December 31, 2011, there were debt securities with a $10.9 million fair value and nominal unrealized losses that were in a continuous unrealized loss position for less than one year, and debt securities with a $21.5 million fair value with no continuous unrealized losses.

We evaluate investments with unrealized losses to determine if they experienced an other-than-temporary impairment. This evaluation is based on various factors, including length of time securities were in a loss position, ability and intent to hold investments until temporary losses were recovered or they mature, investee’s industry and amount of the unrealized loss. Based on these factors, at December 31, 2011, the nominal unrealized losses were not deemed as an other-than-temporary impairment.

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

•	Level 3 — Valuations derived from techniques where one or more significant inputs or significant value drivers are unobservable in active markets at measurement date

The financial instruments measured at fair value on a recurring basis were as follows:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities	$0	$3,895	$8,168	$12,063
Equity securities	0	15	0	15

Total investments	$0	$3,910	$8,168	$12,078

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(In thousands)
Debt securities	$17,186	$4,727	$10,504	$32,417
Equity securities	0	11	0	11

Total investments	$17,186	$4,738	$10,504	$32,428

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

The Company uses a third-party service provider to value its Level 3 financial instruments. Significant changes in the pricing of these instruments are compared to activity of similar financial instruments, or general market conditions, for reasonableness. At December 31, 2012, the unobservable inputs used in the valuation of Level 3 financial instruments were as follows:

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)
			Constant prepayment rate	20% (20%)
Private debt obligations	$8,168	Discounted cash flow	Probability of default	2% (2%)
			Recovery rate	50% (50%)
			Discount rate	3% (3%)

For the year ended December 31, 2012, the summary of changes in fair value of Level 3 financial instruments was as follows:

Private Debt Obligation
(In thousands)
Fair value at December 31, 2011	$10,504
Sales	(8,800)
Unrealized losses, included in other comprehensive income (loss)	(2,306)
Realized gains	8,770

Fair value at December 31, 2012	$8,168

At December 31, 2012 and 2011, as required by ASC 825, Financial Instruments, the following presents net book values and estimated fair values of notes payable:

	December 31, 2012		December 31, 2011
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 senior secured notes	$750,000	$828,750	$750,000	$697,500
Secured promissory notes	$8,209	$8,209	$2,056	$2,056

The $750.0 million senior secured notes are level 2 financial instruments in which fair value was based on quoted market prices at the end of the period.

Other financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other liabilities and secured promissory notes. Book values of these financial instruments approximate fair value due to their relatively short-term nature.

6. Accounts and Other Receivables, Net

At December 31, 2012 and 2011, accounts and other receivables, net were as follows:

	December 31,
	2012	2011
	(In thousands)
Insurance receivables	$131,519	$109,390
Escrow receivables	576	5,815
Notes receivables	3,662	3,566
Development receivables	3,325	0
Other receivables	4,147	4,937
Reserve	(1,940)	(3,019)

Total accounts and other receivables, net	$141,289	$120,689

Insurance receivables are from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on closed homes (see Note 13). Closed homes for policy years August 1, 2001 to July 31, 2009 are insured with third-party insurance carriers, and closed homes for policy years commencing August 1, 2009 are insured with third party and affiliate insurance carriers. At December 31, 2012 and 2011, insurance receivables from affiliate insurance carriers were $30.2 million and $19.1 million, respectively.

Development receivables represent infrastructure improvements to be reimbursed on communities that have closed out. The receivables are due from community facility district, metro-district and other local government agencies and are contingent upon such agencies’ ability to issue new bonds or generate sufficient tax and assessment revenues.

We reserve for uncollectible receivables that are specifically identified.

7. Inventory

At December 31, 2012 and 2011, inventory was as follows:

	December 31,
	2012	2011
	(In thousands)
Model homes	$69,210	$82,339
Completed homes for sale	14,015	29,703
Homes under construction	189,929	96,829
Lots available for construction	249,463	264,485
Land under development	175,922	122,287
Land held for future development	60,466	84,379
Land held for sale, including water system connection rights	71,381	85,581
Land deposits and preacquisition costs	7,267	18,207

Total inventory	$837,653	$783,810

Model homes, completed homes for sale and homes under construction include all costs associated with home construction, including land, development, indirects, permits and vertical construction. Lots available for construction include costs incurred prior to home construction such as land, development, indirects and permits. Land under development includes costs incurred during site development such as land, development, indirects and permits. Land under development transfers to lots available for construction once site development is complete and is ready for vertical construction. Land is classified as held for future development if no significant development has occurred. Land held for sale, including water system connection rights, represents residential and commercial land designated for sale, as well as water system connection rights held that will be transferred to homebuyers upon closing of their home, transferred upon sale of land to the respective buyer, sold or leased.

Impairment

Inventory, including all captions listed above, are stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventories are written down to fair value or fair value less costs to sell (see Note 2).

For the years ended December 31, 2012, 2011 and 2010, inventory impairment charges were as follows:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Inventory impairment charge	$0	$30,600	$72,629

Remaining carrying value of inventory impaired at end of year	$0	$27,427	$92,443

Projects impaired	0	10	23

Projects evaluated for impairment (a)	132	131	132

(a)	Large land parcels not subdivided into communities are counted as one project. Once parcels are subdivided, the project count will increase accordingly.

Inventory impairment charges are included in cost of sales in the accompanying consolidated statements of operations and are primarily attributable to lower home prices driven by increased incentives and price reductions required in response to weak demand and economic conditions. These conditions included record foreclosures, high unemployment, lower consumer confidence and tighter mortgage credit standards. Of these impairment charges, for the year ended December 31, 2010, $1.9 million was attributable to non-controlling interests.

Write-off of Deposits and Preacquisition Costs

Land deposits and preacquisition costs for potential acquisitions and land option contracts are included in inventory. When a potential acquisition or land option contract is abandoned, related deposits and preacquisition costs are written off to other income (expense), net. For the years ended December 31, 2012, 2011 and 2010, write-offs of deposits and preacquisition costs were $2.0 million, $0.2 million and $3.5 million, respectively.

For the years ended December 31, 2012, 2011 and 2010, the number of option lots abandoned was as follows:

Lots Abandoned
2012	70
2011	0
2010	106

Interest Capitalization

Interest is capitalized to inventory and investments in joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related units are closed. Interest capitalized as a cost of investment in joint ventures is included in equity in income (loss) from joint ventures as related units in the joint ventures close.

For the years ended December 31, 2012, 2011 and 2010, interest incurred, capitalized and expensed was as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Interest incurred	$66,857	$69,961	$62,290

Interest expensed (a)	$19,862	$16,806	$8,558

Interest capitalized as a cost of inventory during the year	$46,146	$51,840	$52,583

Interest previously capitalized as a cost of inventory, included in cost of sales	$(54,733)	$(45,944)	$(48,321)

Interest previously capitalized as a cost of inventory, transferred (to) property and equipment and/or from investments in joint ventures, net	$0	$(411)	$672

Interest capitalized in ending inventory (b)	$102,849	$111,436	$105,951

Interest capitalized as a cost of investments in joint ventures during the year	$849	$1,315	$1,149

Interest previously capitalized as a cost of investments in joint ventures, included in equity in income (loss) from joint ventures	$(849)	$(1,619)	$(484)

Interest previously capitalized as a cost of investments in joint ventures, transferred to inventory	$0	$(642)	$(672)

Interest capitalized in ending investments in joint ventures	$0	$0	$946

(a)	For the years ended December 31, 2012, 2011 and 2010, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed.
(b)	Inventory impairment charges were recorded against total inventory of the respective community. Capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

Model Homes Costs

Certain costs of model homes are capitalized and subsequently amortized as selling expense when the related units in the respective communities close. For the years ended December 31, 2012, 2011 and 2010, amortized model homes costs were $8.2 million, $9.9 million and $9.4 million, respectively.

8. Investments in Joint Ventures

Unconsolidated joint ventures, which we do not control but have significant influence through ownership interests generally up to 50%, are accounted for using the equity method of accounting. These joint ventures are generally involved in real property development. Earnings and losses are allocated in accordance with terms of joint venture agreements.

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to the respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, the joint ventures. At December 31, 2012 and 2011, Deficit Distributions were $0.7 million and $0.9 million, respectively, which were included in owners’ equity in the following condensed financial information of our investments in unconsolidated joint ventures.

For the years ended December 31, 2012, 2011 and 2010, impairment charges on investments in joint ventures were zero, $2.4 million and $1.3 million, respectively, which were included in equity in income (loss) from joint ventures. Additionally, the year ended December 31, 2010 included a $6.5 million charge related to the non-realization of a non-controlling interest’s deficit capital balance.

At December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, condensed financial information for our unconsolidated joint ventures was as follows:

Condensed Balance Sheet Information

	December 31,
	2012	2011
	(In thousands)
Assets
Investments in real property	$121,446	$99,108
Other assets	31,761	36,656

Total assets	$153,207	$135,764

Liabilities and owners’ equity
Notes payable	$73,800	$103,748
Other liabilities	15,992	24,167

Total liabilities	89,792	127,915
Owners’ equity (deficit):
The Company (a)	27,937	16,943
Others	35,478	(9,094)

Total owners’ equity (deficit)	63,415	7,849

Total liabilities and owners’ equity (deficit)	$153,207	$135,764

Condensed Income Statement Information

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues	$46,586	$41,530	$54,216
Expenses	(47,853)	(58,189)	(58,563)

Net income (loss)	(1,267)	(16,659)	(4,347)

The Company’s share of net income (loss) (b)	$378	$(5,134)	$8,613

(a)	At December 31, 2012 and 2011, includes Deficit Distributions of $0.7 million and $0.9 million, respectively.
(b)	For the year ended December 31, 2010, we reversed a prior accrual of $2.4 million related to one joint venture due to the release of an obligation. Also, during the year ended December 31, 2010, our share of net income includes an adjustment of $6.7 million to recognize additional income to correct the cumulative allocation of income previously recognized by the partners in another joint venture under the hypothetical-liquidation-at-book-value method. Based on an evaluation of the materiality of the adjustment, we concluded that correcting this error would be immaterial to any individual prior period and the cumulative error would not be material to the 2010 results or affect the financial statement trends.

At December 31, 2012 and 2011, total unconsolidated joint ventures’ notes payable consisted of the following:

	December 31,
	2012	2011
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$45,610	$11,200
Non-Guaranteed	22,894	44,189

Total bank and seller notes payable (a)	68,504	55,389

Partner notes payable:
Secured	0	15,400
Unsecured	5,296	32,959

Total partner notes payable (b)	5,296	48,359

Total unconsolidated joint venture notes payable	$73,800	$103,748

Other unconsolidated joint venture notes payable(c)	$57,839	$7,200

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payables.
(c)	We have an indirect effective ownership in two joint ventures of 12.3% and .0003%, respectively, that had bank notes payable secured by real property, in which we have not provided any form of guaranty.

At December 31, 2011, Shea Colorado, LLC (“SCLLC”), a consolidated joint venture, had investments in unconsolidated joint ventures. These joint ventures had $103.7 million of total notes payable, of which $14.0 million was bank and seller financing notes payable secured by real property and $40.9 million was notes payable to the joint ventures’ partners, of which $15.4 million was secured by real property. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s investments in these unconsolidated joint ventures were no longer included in our consolidated financial statements (see Note 14).

At December 31, 2012 and 2011, remargin obligations or guarantees provided on the debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees. At December 31, 2012 and 2011, we had an indemnification agreement from our joint venture partner for 90% of one secured loan balance, which was zero and $11.2 million, respectively. However, we cannot provide assurance we would be able to collect under this indemnity agreement. In addition, we are limited to 50% of the outstanding balance or $35.0 million for another joint venture loan, which had an outstanding loan balance of $45.6 million and maximum remargin obligation of $22.8 million at December 31, 2012. We also have an indemnification agreement from our joint venture partner, under which we could potentially recover a portion of any remargin payments we would make to the bank. However, we cannot provide assurance we would be able to collect under this indemnity agreement. No liabilities were recorded for these guarantees at December 31, 2012 and 2011 as the fair value of the secured real estate exceeded the outstanding notes payables.

9. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in the financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. All VIEs with which we were involved at December 31, 2012 and 2011 were evaluated to determine the primary beneficiary.

Joint Ventures

At times, we enter into joint ventures for homebuilding and land development activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the arrangement. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At December 31, 2012 and 2011, these joint ventures were not consolidated into our consolidated financial statements since they were not VIEs, or in the event that they were VIEs, we were not the primary beneficiary.

At December 31, 2011, we had a variable interest in a joint venture which we did not hold a direct, or indirect, investment, and the joint venture was determined to be a VIE. The joint venture, Shea/Baker Ranch Associates, LLC (“Baker Ranch”), is owned 50% by an affiliate and 50% by a third-party. We provided an unconditional loan-to-value maintenance guarantee on Baker Ranch’s outstanding bank notes payable which, at December 31, 2011, was $25.4 million. In December 2012, the loan was refinanced and we were released as a guarantor. As a result of our release, we no longer have a variable interest in Baker Ranch.

At December 2012, we had a variable interest in an unconsolidated joint venture determined to be a VIE. The joint venture, RRWS, LLC (“RRWS”), was formed in December 2012 and is owned 50% by the Company and 50% by a third party real estate developer (the “Partner”). In connection with the formation of RRWS, four acquisition and development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. The Company and the Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. In addition, the Company and the Partner each executed loan-to-value maintenance agreements for each loan on a joint and several basis. The Company has a maximum aggregate liability under these re-margin arrangements of the lesser of 50% of the outstanding balance or $35.0 million. The obligations of the Company and Partner under the re-margin arrangements are limited during the first two years of the loans. In addition to re-margin arrangements, the Partner, and several of its principals, executed repayment guarantees with no cap on their liability. At December 31, 2012, outstanding bank notes payable were $45.6 million, of which the Company has a maximum remargin obligation of $22.8 million. The Company also has an indemnification agreement from the Partner, under which the Company could potentially recover a portion of any remargin payments made to the bank. However, the Company cannot provide assurance it would be able to collect under this indemnity agreement.

In accordance with ASC 810, we determined we were not the primary beneficiary of RRWS, LLC because we did not have the power to direct activities that most significantly impact the economic performance of RRWS, LLC, such as determining or limiting the scope or purpose of the entity, selling or transferring property owned or controlled by the entity, and arranging financing for the entity.

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

In accordance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At December 31, 2012 and 2011, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring, or developing land owned by the VIE.

At December 31, 2012, we had $0.4 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having a $21.3 million remaining purchase price. We also had $4.9 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $90.4 million remaining purchase price.

At December 31, 2011, in connection with a specific performance land purchase obligation, the Company had a $6.0 million option deposit with a VIE. In December 2012, in connection with the formation of RRWS, the Company’s option agreement was amended and assigned by the Company’s counterparty to a wholly-owned consolidated subsidiary of RRWS. As a result, the Company no longer has a specific performance purchase obligation to acquire these lots, but retained an option to purchase these lots. In December 2012, the $6 million option deposit was applied to the remaining purchase price of $88.5 million.

Our loss exposure on land option contracts consists of non-refundable deposits, which were $5.0 million and $14.2 million at December 31, 2012 and 2011, respectively, and were included in inventory in the consolidated balance sheets.

10. Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Repairs and maintenance costs are expensed as incurred. Depreciation is computed using accelerated and straight-line methods over periods ranging from three to 10 years.

At December 31, 2012 and 2011, property and equipment was as follows:

	December 31,
	2012	2011
	(In thousands)
Buildings and improvements	$2,718	$3,021
Machinery and equipment	207	207
Furniture and fixtures	3,060	3,669
Golf course property	2,254	3,760

Subtotal	8,239	10,657
Less, accumulated depreciation	(6,002)	(8,665)

Total property and equipment, net	$2,237	$1,992

11. Other Assets, Net

At December 31, 2012 and 2011, other assets were as follows:

	December 31,
	2012	2011
	(In thousands)
Income tax receivable	$3,497	$7,473
Prepaid professional fees	3,451	3,695
Prepaid loan fees	6,688	7,738
Prepaid bank fees	403	657
Deposits in lieu of bonds and letters of credit	7,110	6,439
Prepaid insurance	2,148	1,970
Other	1,515	1,048

Total other assets, net	$24,812	$29,020

Prepaid Professional and Loan Fees

In accordance with ASC 470, these amounts represent debt issuance costs that are capitalized to other assets and amortized as interest over the term of the related debt.

Deposits in Lieu of Bonds and Letters of Credit

We are required to make deposits in lieu of bonds with various agencies for some of our homebuilding projects. These deposits may be returned as the collateral requirements decrease or they are replaced with new bonds as bonding becomes available.

In June 2010, due to the maturity of an unsecured bank line of credit, certain letters of credit were presented for payment by the holders and the proceeds therefrom were recorded as deposits in lieu of letters of credit. These deposits may be returned as collateral requirements decrease or replaced with new letters of credit.

12. Notes Payable

At December 31, 2012 and 2011, notes payable were as follows:

	December 31,
	2012	2011
	(In thousands)
$750.0 million 8.625% senior secured notes (“Secured Notes”), due May 2019	$750,000	$750,000
Promissory notes, interest ranging from 1% to 6%, maturing through 2013, secured by deeds of trust on inventory	8,209	2,056

Total notes payable	$758,209	$752,056

On May 10, 2011, our Secured Notes were issued in the aggregate principal amount of $750.0 million and the outstanding obligations of the Company’s previous secured revolving lines of credit and notes payable (the “Secured Facilities”) were paid off and terminated. Principal and interest paid in 2011under the Secured Facilities was $779.6 million and $2.5 million, respectively. Concurrent with the payoff of the Secured Facilities, an $88.4 million loss on debt extinguishment was recognized, which included a $65.0 million write-off of the discount related to the Secured Facilities, which increased the principal to its face value of $779.6 million, and a $23.4 million write-off of prepaid professional and loan fees incurred in connection with the Secured Facilities. All payable-in-kind interest, $5.0 million of principal and certain fees were waived, all of which were netted against the $88.4 million charge. In addition, of the $19.1 million of then outstanding letters of credit, $4.0 million were returned and $15.1 million were paid by the Company, of which $14.5 million was reimbursed by JFSCI for its share of the letters of credit paid by the Company.

The Secured Notes were issued pursuant to Rule 144A and Regulation S, with registration rights. The registration of the Secured Notes with the SEC and the exchange of the Secured Notes issued under the Securities Act were completed May 4, 2012. The Secured Notes bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At December 31, 2012 and 2011, accrued interest was $8.1 million and $8.1 million, respectively.

The indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with our affiliates. At December 31, 2012 and 2011, we were in compliance with these covenants.

13. Other Liabilities

At December 31, 2012 and 2011, other liabilities were as follows:

	December 31,
	2012	2011
	(In thousands)
Completed operations	$131,519	$109,390
Warranty reserves	17,749	17,358
Deferred revenue/gain	30,902	20,329
Provisions for closed homes/communities	8,135	13,156
Deposits (primarily homebuyer)	15,684	7,766
Legal reserves	4,916	5,824
Accrued interest	8,086	8,122
Accrued compensation and benefits	4,697	2,109
Distributions payable	2,892	3,344
Deficit Distributions (see Note 8)	716	928
Other	7,922	11,325

Total other liabilities	$233,218	$199,651

Completed Operations

Reserves for completed operations primarily represent claims for property damage to completed homes and projects outside of our one-to-two year warranty period. Specific terms and conditions of completed operations claims vary depending on the market in which homes are closed and can range up to 12 years from the close of a home. Expenses and liabilities are recorded for potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported, and is actuarially estimated using individual case-basis valuations and statistical analysis. For policy years from August 1, 2001 to July 31, 2009, completed operations claims are insured through a combination of third-party and affiliate carriers. In February 2011, we purchased completed operations insurance from third-party and affiliate insurance carriers, retroactive to August 1, 2009 and through the current policy year.

For the years ended December 31, 2012, 2011 and 2010, changes in completed operations reserves were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Insured completed operations
Balance, beginning of the year	$109,390	$102,860	$133,000
Reserves provided (relieved)	40,087	1,160	(20,683)
Insurance purchased	0	16,520	0
Claims paid	(17,958)	(11,150)	(9,457)

Balance, end of the year	131,519	109,390	102,860

Self-insured completed operations
Balance, beginning of the year	0	15,613	4,768
Reserves provided	0	907	10,845
Insurance purchased	0	(16,520)	0

Balance, end of the year	0	0	15,613

Total completed operations	$131,519	$109,390	$118,473

Reserves provided for self-insured completed operations are included in cost of sales. Reserves provided (relieved) for insured completed operations are generally fully offset by changes in insurance receivables (see Note 6), however, premiums paid for insured completed operations are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record insurance receivables under applicable policies when recovery is probable. At December 31, 2012 and 2011, insurance receivables were $131.5 million and $109.4 million, respectively.

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

Warranty Reserve

We offer a limited one or two year warranty for our homes. Specific terms and conditions of these warranties vary depending on the market in which homes are closed. We estimate warranty costs to be incurred and record a liability and an expense to cost of sales when home revenue is recognized. We also include in our warranty reserve the uncovered losses related to completed operations coverage, which approximates 12.5% of the total property damage estimate. Factors affecting warranty liability include number of homes closed, historical and anticipated warranty claims, and cost per claim history and trends. We periodically assess adequacy of our warranty liabilities and adjust amounts as necessary.

For the years ended December 31, 2012, 2011 and 2010, changes in warranty liability were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Balance, beginning of the year	$17,358	$16,238	$17,792
Provision for warranties	8,958	9,636	7,268
Warranty costs paid	(8,567)	(8,516)	(8,822)

Balance, end of the year	$17,749	$17,358	$16,238

Deferred Revenue/Gain

Deferred revenue/gain represents deferred profit on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At December 31, 2012 and 2011, deferred revenue/gain primarily represents the PIC Transaction described below.

Completed operations claims were previously insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009 for policy years August 1, 2001 to July 31, 2007, and its completed operations risks for policy years August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third-party insurance carriers to insure these policies. As a result of this novation, a $19.2 million gain was originally deferred and will be recognized as income (expense) when related claims are paid or actuarial estimates are adjusted. At December 31, 2012 and 2011, the unamortized deferred gain was $20.3 million and $15.6 million, respectively. For the years ended December 31, 2012, 2011 and 2010, we recognized $(4.7) million, $1.0 million and $2.6 million, respectively, of this deferral as income (expense), which was included in gain (loss) on reinsurance transaction.

Second, PIC entered into reinsurance agreements with various unrelated reinsurers that reinsured 100% of the completed operations risks from August 1, 2001 to July 31, 2005. As a result of the reinsurance, a $15.6 million gain was originally deferred and will be recognized as income (expense) when the related claims are paid or actuarial estimates are adjusted. At December 31, 2012 and 2011, the unamortized deferred gain was $8.4 million and $1.1 million, respectively. For the years ended December 31, 2012, 2011 and 2010, we recognized $(7.3) million, $2.1 million and $12.5 million, respectively, of this deferral as income (expense), which was included in gain (loss) on reinsurance transaction.

The increase in the deferred gain, and resultant expense, for the year ended December 31, 2012 was the result of an increase in the actuary’s estimate of ultimate losses to be paid on these policies based on trends in completed operations claims related to our markets and products built, claim settlement patterns and insurance industry practices. As a result of the PIC transaction, if the estimated ultimate loss to be paid under these policies exceeds the policy limits under the novation and reinsurance transactions, the shortfall is expected to be funded by JFSCI for the policies novated to JFSCI and by PIC for the policies they reinsured.

Distributions Payable

As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. At December 31, 2012, the distribution payable was $2.9 million.

14. Related Party Transactions

Related Party Receivables and Payables

At December 31, 2012 and 2011, receivables from related parties, net were as follows:

	December 31,
	2012	2011
	(In thousands)
Note receivables from JFSCI	$24,498	$25,381
Note receivables from unconsolidated joint ventures	268	25,631
Note receivables from related parties	19,940	21,013
Reserves for note receivables from related parties	(12,766)	(12,697)
Receivables from related parties	2,088	895

Total receivables from related parties, net	$34,028	$60,223

Until August 2011, we participated in a centralized cash management function operated by JFSCI, whereby net cash flows from operations were transferred daily with JFSCI and resulted in related party transactions and monetary transfers to settle amounts owed. In August 2011, we ceased participation in this function and performed it independently. Through May 2011, the resultant notes receivable and payable at that time were unsecured, due on demand, and accrued interest monthly based on Prime less 2.05%. In May 2011, concurrent with issuance of the Secured Notes, through a $75.0 million cash payment and a $41.5 million contribution of assets, the receivable from JFSCI was paid down by JFSCI with the balance converted to a $38.9 million unsecured term note receivable from JFSCI, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In 2012 and 2011, JFSCI elected to make prepayments, including accrued interest, of $1.9 million and $14.3 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until August 2014. At December 31, 2012 and 2011, the note receivable from JFSCI, including accrued interest, was $24.5 million and $25.4 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until August 2014, we do not presently anticipate collection risks on the note receivable from JFSCI.

Notes receivables from unconsolidated joint ventures, including accrued interest, at December 31, 2012 and 2011 were $0.3 million and $25.6 million, respectively, which, at December 31, 2011, included $25.2 million of notes receivable held by our consolidated joint venture, SCLLC. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, SCLLC’s notes receivable from unconsolidated joint ventures were no longer included in these consolidated financial statements. At December 31, 2012, the remaining note receivable from an unconsolidated joint venture bears interest at 8% and matures in June 2020. Further, this note earns additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of this note, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note. Based on these criteria, we do not presently anticipate collection risks on this note.

Note receivables from other related parties, including accrued interest, at December 31, 2012 and 2011 were $7.2 million and $8.3 million, respectively, net of related reserves of $12.8 million and $12.7 million, respectively. These notes are unsecured and mature from August 2016 through April 2021. At December 31, 2012 and 2011, these notes bore interest ranging from Prime less .75% (2.5%) to 4.25%. Quarterly, we evaluate collectability of these notes. Our evaluation includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. At December 31, 2009, based on these criteria, notes receivable from Shea Management LLC and Shea Properties Management Company, Inc. (“SPMCI”) were deemed uncollectible and were fully reserved. In June 2011, SPMCI paid the accrued interest for 2010 and thereafter. Therefore, unpaid interest in 2012 from SPMCI is not reserved; accrued interest prior to 2010 and the principal balance remain fully reserved. In addition, based on these criteria, we do not presently anticipate collection risks on the other notes.

The Company, entities under common control and these unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. The amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, are non-interest bearing, due on demand and generally paid monthly. At December 31, 2012 and 2011, these receivables were $2.1 million and $0.9 million, respectively, and these payables were $0.1 million and $2.3 million, respectively.

Real Property and Joint Venture Transactions

Redemption or Purchase of Interest in Joint Venture

In March 2012, SHLP’s entire 58% interest in SCLLC, a consolidated joint venture with Shea Properties, LLC, a related party and the non-controlling member, was redeemed by SCLLC. In valuing its 58% interest in SCLLC, and to ensure receipt of net assets of equal value to its ownership interest, SHLP used third-party real estate appraisals. The estimated fair value of the assets received by SHLP was $30.8 million. However, as the non-controlling member is a related party under common control, the assets and liabilities received by SHLP were recorded at net book value and the difference in SHLP’s investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to SHLP’s equity.

As consideration for the redemption, SCLLC distributed assets and liabilities to SHLP having a net book value of $24.0 million, including $2.2 million cash, a $3.0 million secured note receivable, $20.0 million of inventory and $1.2 million of other liabilities. As a result of this redemption, SCLLC is no longer included in these consolidated financial statements effective March 31, 2012. This transaction resulted in a net reduction of $41.8 million in assets and $2.0 million in liabilities, and a $39.8 million reduction in total equity, of which $11.6 million was attributable to SHLP and $28.2 million was attributable to non-controlling interests.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture to the joint venture partner for $14.0 million, of which $3.0 million was distributed to non-controlling interests (the “Vistancia Sale”). In addition, we realized a $5.2 million gain, of which $5.9 million was included in other income (expense), net and $0.7 million of interest expense previously capitalized to our investment was written off to equity in income (loss) from joint ventures. As a condition of sale, the Company effectively remained an 8.33% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At December 31, 2012 and 2011, the Company exceeded the minimum tangible net worth requirement. In addition, as no other assets of Vistancia, LLC economically benefit the non-controlling member, the Company recorded the remaining $3.3 million distribution payable to this member, which is included in other liabilities in the consolidated balance sheets (see Note 13) with a corresponding charge to other income (expense), net in the consolidated statements of operations.

In May 2012, for a nominal amount, SHLP purchased the non-controlling member’s entire 16.7% interest in Vistancia, LLC; however, the distribution payable remained, which is paid $0.1 million quarterly. At December 31, 2012, the distribution payable was $2.9 million (see Note 13). Further, as a result of this purchase, the Company is an effective 10% guarantor on the aforementioned community facility district bond obligations.

Other Real Property and Joint Venture Transactions

As previously disclosed in the Company’s periodic reports, the Company was under a preexisting specific performance contract to purchase the residential lots that are now owned by RRWS’s active adult targeted subsidiary. At December 31, 2011, this purchase obligation was approximately $83.5 million. Effective December 12, 2012, the Company’s option agreement was amended and assigned by the Company’s counterparty to RRWS’s active adult targeted subsidiary. In connection with this assignment, this specific performance purchase obligation was removed but the Company retained an option to purchase these lots.

In October 2012, the Company sold land in Colorado to a related party for $4.6 million. As the related party is under common control, the $2.4 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution.

In November 2011, through our consolidated joint venture SCLLC, we sold land in Colorado to a related party for $0.8 million. As the related party is under common control, the $0.5 million of consideration received in excess of net book value was recorded as an equity contribution.

In September 2011, we sold fixed assets in Colorado, comprised of three buildings and related improvements and land, to a related party. Consideration received was $14.4 million cash and a $6.5 million note receivable at 4.2% interest, payable in equal monthly installments and maturing August 2016. As the related party is under common control, the $1.5 million of consideration received in excess of net book value was recorded as an equity contribution.

In April 2011, through our consolidated joint venture SCLLC, we entered into transactions with the joint venture partner of two unconsolidated joint ventures in Colorado, in which we have a 50% ownership interest in each, SB Meridian Villages, LLC (“SBMV”) and TCD Bradbury LLC (“TCDB”). First, we assigned our membership interest in SBMV to our joint venture partner for $4.5 million, resulting in a $0.5 million gain. Second, we contributed $11.5 million cash to TCDB and received $15.4 million of land with a $0.6 million secured promissory note payable, and the joint venture partner received $12.2 million of land and $6.5 million of cash. TCDB then paid off a bank note payable that was secured by the land distributed to the TCDB partners.

At December 31, 2012 and 2011, we were the managing member for nine unconsolidated joint ventures and received a management fee from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures and other associated costs. Fees from joint ventures representing reimbursement of our costs are recorded as a reduction of general and administrative expense. Fees from joint ventures representing amounts in excess of our costs are recorded as revenues. For the years ended December 31, 2012, 2011 and 2010, $4.3 million, $3.6 million and $4.5 million of management fees, respectively, were offset against general and administrative expenses, and $0.2 million, $1.7 million and $1.6 million of management fees, respectively, were included in revenues.

Other Related Party Transactions

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the years ended December 31, 2012, 2011 and 2010, general and administrative expenses included $18.1 million, $16.4 million and $14.4 million, respectively, for corporate services provided by JFSCI.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third-party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverages provided by these third party insurance providers. Policies covering these risks are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the years ended December 31, 2012 and 2011, amounts paid to affiliates for this retention insurance coverage were $13.1 million and $12.9 million, respectively.

15. Income Taxes

For the years ended December 31, 2012, 2011 and 2010, major components of the income tax benefit (expense) were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current:
Federal	$0	$3,000	$(1,600)
State	(78)	140	(324)

Total current	(78)	3,140	(1,924)
Deferred:
Federal	(532)	603	3,233
State	(6)	(674)	2,258

Total deferred	(538)	(71)	5,491

Total income tax benefit (expense)	$(616)	$3,069	$3,567

At December 31, 2012 and 2011, the tax effects of temporary differences that give rise to significant portions of deferred taxes were as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax assets:
Housing and land inventory basis differences	$12,389	$8,803
Available loss carryforwards	19,322	16,064
Impairments of inventory and investments	2,366	7,995
Income recognition	0	2,274
Other	2,797	3,057

Total deferred tax assets	36,874	38,193
Deferred tax liabilities
Income recognition	(4,142)	0

Total deferred tax liabilities	(4,142)	0

Subtotal	32,732	38,193
Valuation allowance	(32,732)	(38,193)

Net deferred tax assets	$0	$0

For the years ended December 31, 2012, 2011 and 2010, the effective tax rate differed from the federal statutory rate of 35% due to the following:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Income (loss) before income taxes	$29,800	$(110,311)	$(58,782)

Income tax benefit (expense) computed at statutory rate	$(10,430)	$38,609	$20,574
Increase (decrease) resulting from:
Non-taxable entities income (loss) (a)	7,134	(36,195)	(28,143)
State taxes, net of federal income tax benefit	(1,045)	613	1,968
Small insurance company election (831b)	(2,583)	(24)	4,356
Write-off of deferred tax assets	0	(9,500)	0
Valuation allowance for deferred tax assets	5,461	10,648	3,088
Other, net	847	(1,082)	1,724

Total income tax benefit (expense)	$(616)	$3,069	$3,567

Effective tax rate	2.1%	2.8%	6.1%

(a)	Non-taxable entities represents income or loss related to non-controlling interests and consolidated limited partnerships and limited liability companies in which the taxable income or loss is reflected on the respective partners’ tax return.

In accordance with ASC 740, deferred tax assets are evaluated to determine if valuation allowances are required. ASC 740 requires companies to assess valuation allowances based on evidence using a “more-likely-than-not” standard. A valuation allowance reflects the estimated amount of deferred tax assets that may not be realized due to inherent uncertainty of future income from homebuilding activities of SHI and subsidiaries and potential expiration of net operating loss (the “NOL”) carryforwards. The deferred tax asset amount considered realizable may change in the future, depending on profitability.

Because of the continued annual pretax losses for SHI and its subsidiaries through the year ended December 31, 2009, it was more-likely-than-not, at that time, all of the net deferred tax asset of $51.9 million at December 31, 2009 would not be realized. Accordingly, for the year ended December 31, 2009, the deferred tax asset valuation allowance increased $32.7 million to fully reserve the net deferred tax asset. At December 2011 and 2010, our assessment of deferred tax assets was consistent with 2009 and the net deferred tax asset of $38.2 million and $48.8 million, respectively, remained fully reserved. For the year ended December 31, 2012, SHI generated pretax income for the first time since 2007 as a result of the emerging housing industry recovery. However, since we only returned to profitability in 2012 and the housing recovery is in its early stages, the $32.7 million net deferred tax assets at December 31, 2012 remain fully reserved. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance.

As a result of the change in ownership of SHI in 1998 and Foundation Administration Services Corp. in 2001, the amount of the NOL carryforwards that may be utilized in a given year to offset future taxable income is subject to an annual limitation of approximately $4.5 million pursuant to Section 382 of the Internal Revenue Code. Accordingly, available NOL carryforwards have been reduced by the amount expected to expire as a result of this annual limitation. At December 31, 2012, SHI and its subsidiaries had NOL carryforwards of approximately $35.9 million, net, that expire by 2018, of which $23.3 million is subject to annual limitations of $4.5 million.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method of accounting for homebuilding activities by SHLP, SHI and subsidiaries. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, all of which have been filed. We expect the Tax Court to render its decision sometime during 2013. We expect our position will prevail, and have accordingly, not recorded a liability for related taxes or interest for SHI and its subsidiaries. Furthermore, as a limited partnership, any income taxes, interest or penalties which may be imposed on SHLP are the responsibility of the Partners and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court rules in favor of the IRS, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $63 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $106 million to fund their related payments to the IRS and the applicable state taxing authorities. However, the amount we may pay on behalf of SHI and distribute to the partners of SHLP for this matter may not exceed $70.0 million. Any potential shortfall would be absorbed by the partners of SHLP (see Note 18).

16. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and a general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders had no ownership interest but earn a preferred return at Prime less 2.05% (1.2% at December 31, 2012 and 2011) per annum on unreturned capital balances. At December 31, 2012 and 2011, accumulated undistributed preferred returns for Series B holders were $20.8 million and $18.9 million, respectively. Series D holders have a 1% ownership interest and earn a preferred return at 7% per annum on unreturned preferred capital balances. At December 31, 2012 and 2011, accumulated undistributed preferred returns for Series D holders were $52.8 million and $40.3 million, respectively.

Net income is allocated to Partners in a priority order that considers previously allocated net losses and preferred return considerations and, thereafter, in proportion to their respective ownership interests. Net loss is allocated in a priority order to Partners generally in proportion to their ownership interests and adjusted capital account balances, and, thereafter, to the general partner.

The general partner, in its sole discretion, may make additional capital contributions or accept additional capital contributions from the limited partners. Cash distributions are made to Partners in proportion to their unpaid preferred returns, unreturned capital and, thereafter, in proportion to their ownership interests. Distributions to Partners are made at the discretion of the general partner, including payment of personal income taxes related to the Company. In addition, distributions to Partners from other entities under control of Shea family members, such as JFSCI, can be used for payment of personal incomes taxes related to the Company and other uses.

17. Retirement Savings and Deferred Compensation Plans

JFSCI, on our behalf, maintains a 401(k) Retirement Savings Plan that includes a profit sharing component covering all eligible employees. The plan includes employer participation in accordance with provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions. On a discretionary basis, we may match employee contributions up to a percentage of the employee’s salary as determined by the Company. The profit sharing portion of the plan is discretionary and non-contributory, allowing us to make additional contributions based on a percentage of the employee’s salary as determined by the Company. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. For the year ended December 31, 2012, matching 401(k) contributions were $0.5 million, which represented 50 cents on each dollar, up to the first 6% of the employee’s base salary, subject to a cap, for a maximum of 3%, less forfeitures; there were no matching 401(k) contributions for the years ended December 31, 2011 and 2010. For the years ended December 31, 2012, 2011 and 2010, there were no profit sharing contributions.

JFSCI, on our behalf, maintains a non-qualified Deferred Compensation Plan. The plan allows participants to defer up to 80% of base salary, 80% of commissions and 100% of bonus in a deferred account. Deferred amounts may be invested in a variety of investment funds. On behalf of each participant, on a discretionary basis, we may contribute to a separate account comprised of investment funds that correspond to such participant’s deferred account. The plan is designed to comply with Section 409A of the

Internal Revenue Code. Deferred amounts may be distributed to each participant upon a separation from service, death, disability, on a scheduled withdrawal date, or with committee approval in the event of unforeseen circumstances. For the years ended December 31, 2012, 2011 and 2010, we made no contributions under the plan.

On August 8, 2012, the Company adopted, effective January 1, 2012, the Shea Homes Appreciation Rights Plan (the “SHAR Plan”), an equity appreciation plan designed to provide employees and non-employee service providers a financial incentive to contribute to the Company’s long-term success. The SHAR Plan provides for the issuance of units representing the right to receive payment, generally at the time such units vest, based on the increase in book value, as defined, of SHLP’s equity between the time of the units Effective Date and when the units vest. The board of directors of J.F. Shea Construction Management, Inc., our ultimate general partner, administers the SHAR Plan and has the authority to make all determinations thereunder including participants, valuations, amount and timing of grants, vesting criteria, amount and timing of payments (including interim payments), modifications and termination. On August 8, 2012, the directors approved the SHAR Plan 2012 Grant (the “2012 Grant”), effective January 1, 2012 (the “Effective Date”). Pursuant to the 2012 Grant, 1,021,947 units were issued at a stipulated base value of $10.00 per unit. The units issued pursuant to the 2012 Grant vest four years after the Effective Date. Subject to participant service eligibility requirements, appreciation in the value of the units during this period is payable to participants when such units vest. However, as a further incentive to participants, the directors concurrently approved annual interim payments of the 2012 Grant only, payable to participants in March 2013, 2014 and 2015. Upon vesting, for each eligible participant, interim payments will be offset against the full appreciation of these units and the resultant net amount payable to participant, if any, will be paid upon vesting, which occurs in March 2016. At December 31, 2012, the Company accrued $1.1 million for this program.

18. Contingencies and Commitments

At December 31, 2012 and 2011, certain unrecorded contingent liabilities and commitments were as follows:

	December 31,
	2012	2011
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint venture loans (see Note 8)	22,805	11,200
Remargin obligation for Baker Ranch loan	0	25,438
Non-recourse guarantees for related party loans	0	34,051
Outstanding letters of credit	4,216	4,216
Costs to complete on surety bonds for Company projects	85,490	71,024
Costs to complete on surety bonds for joint venture projects	30,804	29,259
Costs to complete on surety bonds for related party projects	2,311	3,060
Water system connection rights purchase obligation	33,615	36,679
Lease payment obligations to third parties	3,806	3,590
Lease payment obligations to related parties	4,352	6,495

Total unrecorded contingent liabilities and commitments	$257,399	$295,012

Legal Claims

Lawsuits, claims and proceedings have been and will likely be instituted or asserted against us in the normal course of business, including actions brought on behalf of various classes of claimants. We are also subject to local, state and federal laws and regulations related to land development activities, house construction standards, sales practices, employment practices and environmental protection. As a result, we are subject to periodic examinations or inquiry by agencies administering these laws and regulations.

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable, and are based on specific facts and circumstances, and we revise these estimates when necessary. At December 31, 2012 and 2011, we had reserves of $4.9 million and $5.8 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At December 31, 2012, the range of reasonably possible losses in excess of amounts accrued was not material.

As described in Note 15, in 2009, we filed a petition with the Tax Court regarding our position on the completed contract method of accounting (“CCM”) for homebuilding activities. The Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, all of which have been filed. We expect the Tax Court to render its decision sometime during 2013. We expect our position will prevail, and accordingly, no liability for related taxes or interest has been recorded. However, if the Tax Court rules in favor of the IRS, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $63 million and SHLP could be obligated to make a distribution to the Partners up to $106 million to fund their related payments to the IRS and the applicable state taxing authorities.

The indenture governing the Secured Notes restricts SHLP’s ability to make distributions to its partners pursuant to the Tax Distribution Agreement in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess. The initial Maximum CCM Payment is $70.0 million, which will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of CCM and payments made by SHLP on certain guarantee obligations described in the indenture. SHLP and SHI expect to pay any CCM-related tax liability from existing cash, cash from operations and, to the extent SHLP is required by the Tax Distribution Agreement to pay amounts in excess of the Maximum CCM Payment, from cash equity contributions by JFSCI.

Loan Guarantees and Letters of Credit

At December 31, 2011, in addition to guarantees on our joint venture’s outstanding borrowings, an unconditional loan-to-value maintenance guarantee was provided, on a joint and several basis, for a secured development loan for Baker Ranch, a related party in which we have no ownership interest (see Note 9). At December 31, 2011, the loan had a $25.4 million outstanding principal balance. A liability was not recorded for this guarantee as the fair value of the secured real estate assets exceeded the outstanding notes payable. In December 2012, the loan was refinanced and we were released as a guarantor.

At December 31, 2011, joint and several non-recourse (“bad boy”) guarantees were provided for two secured permanent financing loans of related parties in which we have no ownership interest. The bad boy guarantee may become a liability for us upon a voluntary bankruptcy filing by the related party borrower or occurrence of other “bad” acts, including fraud or a material misrepresentation by the related party borrower. At December 31, 2011, these loans had a $34.1 million outstanding principal balance. In 2012, these loans matured and we were released as a guarantor.

On May 10, 2011, concurrent with issuance of the Secured Notes, we entered into a new $75.0 million letter of credit facility. At December 31, 2012 and 2011, outstanding letters of credit against the letter of credit facility were $4.2 million and $4.2 million, respectively.

Surety and Project Obligations

We are required to provide surety bonds that guarantee completion of certain infrastructure that serves our homebuilding projects. At December 31, 2012, there was $85.5 million of costs to complete in connection with $186.0 million of surety bonds issued for our projects. At December 31, 2011, there was $71.0 million of costs to complete in connection with $178.4 million of surety bonds issued for our projects.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At December 31, 2012, there was $30.8 million of costs to complete in connection with $71.6 million of surety bonds issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $6.1 million of surety bonds issued for related party projects. At December 31, 2011, there was $29.3 million of costs to complete in connection with $69.0 million of surety bonds issued for unconsolidated joint venture projects, and $3.1 million of costs to complete in connection with $6.9 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. At December 31, 2012 and 2011, in connection with a credit support arrangement, there was $4.9 million and $3.3 million, respectively, reimbursable to us from a metro-district in Colorado.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At December 31, 2012 and 2011, in connection with certain funding arrangements, there was $16.3 million and $15.0 million, respectively, reimbursable to us from certain metro-districts, including $11.9 million and $11.5 million, respectively, from a metro-district in Colorado.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

In one consolidated homebuilding project, we have contractual obligations to purchase and receive water system connection rights which, at December 31, 2012 and 2011, were $33.6 million and $36.7 million, respectively. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

Lease Payment Obligations

We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options for terms up to an additional five years. In the normal course of business, we expect expired leases will be renewed or replaced. Equipment leases are typically for terms of three to four years.

At December 31, 2012, future minimum rental payments under operating leases having initial or remaining non-cancelable lease terms in excess of one year were as follows:

Payments Due By Year	December 31,
(In thousands)
2013	$726
2014	681
2015	435
2016	380
2017 and thereafter	1,584

Total	$3,806

For the years ended December 31, 2012, 2011 and 2010, rental expense was $1.4 million, $1.7 million and $2.1 million, respectively.

We also lease office space from related parties under non-cancelable operating leases. The leases are for terms of up to ten years and generally provide renewal options for terms up to an additional five years.

At December 31, 2012, future minimal rental payments under related party operating leases were as follows:

Payments Due By Year	December 31,
(In thousands)
2013	$1,628
2014	1,406
2015	919
2016	356
2017 and thereafter	43

Total	$4,352

For the years ended December 31, 2012, 2011 and 2010, related party rental expense was $0.6 million, $0.7 million and $0.9 million, respectively.

19. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$(3,891)	$(4,417)	$6,879
Interest paid, net of amounts capitalized	$19,225	$16,065	$8,696
Supplemental disclosure of noncash activities
Unrealized gain (loss) on available-for-sale investments, net	$(1,875)	$1,029	$(4,035)
Reclassification of Deficit Distributions to (from) unconsolidated joint ventures from (to) other liabilities	$212	$(49)	$(14,560)
Purchase of land in exchange for note payable	$8,982	$1,457	$2,555
Elimination of joint venture inventory, receivables from related parties and other assets	$(41,600)	$0	$0
Elimination of joint venture note payable and other liabilities	$(1,949)	$0	$0
Redemption of Company’s interest in consolidated joint venture and elimination of non-controlling interest, less cash retained by non-controlling interest	$(39,651)	$0	$0
Contribution of net assets for payment on notes receivables from related parties	$0	$41,524	$0
Distribution of land from unconsolidated joint venture	$0	$15,422	$0
Distribution of note payable from unconsolidated joint venture	$0	$599	$0
Distribution of land to non-controlling interests	$0	$(769)	$0
Transfer of land from inventory to property and equipment	$0	$1,838	$0
Sale of property and equipment in exchange for note receivable from related party	$0	$6,500	$0
Sale of property and equipment in exchange for relief of prepaid assets and assumptions of payables, net	$0	$591	$0

20. Segment Information

Our homebuilding business, which is responsible for most of our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up and active adult homebuyers. Our homebuilding business also provides management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follow:

•	Southern California, comprised of communities in Los Angeles, Ventura and Orange Counties, and the Inland Empire;

•	San Diego, comprised of communities in San Diego County, California;

•	Northern California, comprised of communities in northern and central California, and the central coast of California;

•	Mountain West, comprised of communities in Colorado and Washington;

•	South West, comprised of communities in Arizona and Nevada; and

•	Other, comprised of communities in Florida.

In accordance with ASC 280, Segment Reporting, in determining the most appropriate aggregation of our homebuilding communities, we also considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.

Our Corporate segment primarily provides management services to our operating segments, and includes results of our captive insurance provider, which primarily administers claims reinsured by third party carriers and the deductibles and retentions under those third party policies. Results of our insurance brokerage services business are also included in our Corporate segment.

The reportable segments follow the same accounting policies as our consolidated financial statements described in Note 2. Operational results of each reportable segment are not necessarily indicative of the results that would have been achieved had the reportable segment been an independent, stand-alone entity during the periods presented.

Financial information relating to reportable segments was as follows:

	December 31,
	2012	2011
	(In thousands)
Total assets:
Southern California	$213,481	$176,999
San Diego	148,272	127,438
Northern California	256,728	219,734
Mountain West	297,276	351,050
South West	105,470	105,621
Other	6,943	4,313

Total homebuilding assets	1,028,170	985,155
Corporate	345,367	342,961

Total assets	$1,373,537	$1,328,116

	December 31,
	2012	2011
	(In thousands)
Inventory:
Southern California	$161,700	$142,877
San Diego	129,895	105,595
Northern California	226,307	204,901
Mountain West	227,130	256,685
South West	89,756	71,289
Other	2,865	2,463

Total inventory	$837,653	$783,810

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
Southern California	$133,990	$167,417	$157,156
San Diego	85,971	86,856	113,594
Northern California	166,106	108,788	121,950
Mountain West	147,784	102,870	99,496
South West	138,161	114,409	138,723
Other	7,150	6,045	7,520

Total homebuilding revenues	679,162	586,385	638,439
Corporate	985	1,385	1,127

Total revenues	$680,147	$587,770	$639,566

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Income (loss) before income taxes:
Southern California	$12,843	$4,067	$(38,701)
San Diego	2,493	(5,998)	11,281
Northern California	19,292	(14,296)	2,325
Mountain West	156	(4,037)	(22,065)
South West	(2,173)	(1,168)	(5,764)
Other	(202)	401	(376)

Total homebuilding income (loss) before income taxes	32,409	(21,031)	(53,300)
Corporate	(2,609)	(89,280)	(5,482)

Total income (loss) before income taxes	$29,800	$(110,311)	$(58,782)

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Impairments:
Southern California	$0	$7,189	$51,099
San Diego	0	9,684	0
Northern California	0	13,875	81
Mountain West	0	0	17,366
South West	0	2,227	5,345
Other	0	0	0

Total impairments	$0	$32,975	$73,891

21. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
2012:
Revenues	$105,603	$132,468	$146,421	$295,655	$680,147
Gross margin	$20,568	$24,490	$31,196	$65,459	$141,713
Net income (loss)	$(198)	$(12,120)	$8,300	$33,202	$29,184
Net income (loss) attributable to SHLP	$(411)	$(12,101)	$8,330	$33,220	$29,038

2011:
Revenues	$74,059	$114,934	$157,300	$241,477	$587,770
Gross margin	$10,613	$10,078	$23,655	$27,846	$72,192
Net income (loss)	$(8,200)	$(100,756)	$2,362	$(648)	$(107,242)
Net income (loss) attributable to SHLP	$(8,289)	$(101,105)	$2,098	$(7,089)	$(114,385)

(1)	Some amounts do not add across due to rounding differences in quarterly amounts

22. Supplemental Guarantor Information

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

Pursuant to the indenture governing the Secured Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indenture, namely (1) upon the sale or other disposition (including by way of consolidation or merger) of such guarantor, (2) upon the sale or disposition of all or substantially all the assets of such guarantor, (3) upon the designation of such guarantor as an unrestricted subsidiary for covenant purposes in accordance with the terms of the indenture, (4) upon a legal defeasance or covenant defeasance pursuant, or (5) upon the full satisfaction of our obligations under the indenture.

Presented herein are the condensed consolidated financial statements provided for in Rule 3-10(f) of Regulation S-X under the Securities Act for the guarantor subsidiaries and non-guarantor subsidiaries.

Condensed Consolidating Balance Sheet

December 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$216,914	$48,895	$13,947	$0	$279,756
Restricted cash	11,999	875	157	0	13,031
Investments	0	12,078	0	0	12,078
Accounts and other receivables, net	117,560	23,537	35,250	(35,058)	141,289
Receivables from related parties, net	8,271	25,668	89	0	34,028
Inventory	572,010	264,459	1,918	(734)	837,653
Investments in joint ventures	13,948	984	13,721	0	28,653
Investments in subsidiaries	672,388	64,971	93,883	(831,242)	0
Property and equipment, net	317	1,920	0	0	2,237
Other assets, net	17,395	7,390	27	0	24,812

Total assets	$1,630,802	$450,777	$158,992	$(867,034)	$1,373,537

Liabilities and equity
Liabilities:
Notes payable	$758,209	$0	$0	$0	$758,209
Payables to related parties	26	0	0	99	125
Accounts payable	34,384	27,879	475	0	62,738
Other liabilities	162,894	36,700	69,416	(35,792)	233,218
Intercompany	356,451	(376,420)	20,068	(99)	0

Total liabilities	1,311,964	(311,841)	89,959	(35,792)	1,054,290
Equity:
SHLP equity:
Owners’ equity	314,321	758,101	68,624	(826,725)	314,321
Accumulated other comprehensive income	4,517	4,517	0	(4,517)	4,517

Total SHLP equity	318,838	762,618	68,624	(831,242)	318,838
Non-controlling interests	0	0	409	0	409

Total equity	318,838	762,618	69,033	(831,242)	319,247

Total liabilities and equity	$1,630,802	$450,777	$158,992	$(867,034)	$1,373,537

(a)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2012 was not material.

Condensed Consolidating Balance Sheet

December 31, 2011

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$157,511	$96,100	$14,755	$0	$268,366
Restricted cash	11,747	1,538	433	0	13,718
Investments	0	32,428	0	0	32,428
Accounts and other receivables, net	94,949	22,208	39,520	(35,988)	120,689
Receivables from related parties, net	8,147	26,753	25,323	0	60,223
Inventory	574,832	173,333	36,857	(1,212)	783,810
Investments in joint ventures	4,141	1,265	12,464	0	17,870
Investments in subsidiaries	698,886	85,118	98,555	(882,559)	0
Property and equipment, net	380	1,612	0	0	1,992
Other assets, net	18,851	10,057	112	0	29,020

Total assets	$1,569,444	$450,412	$228,019	$(919,759)	$1,328,116

Liabilities and equity
Liabilities:
Notes payable	$751,457	$0	$599	$0	$752,056
Payables to related parties	0	0	1	2,342	2,343
Accounts payable	30,781	15,453	377	(548)	46,063
Other liabilities	140,992	36,954	58,931	(37,226)	199,651
Intercompany	345,311	(365,259)	21,714	(1,766)	0

Total liabilities	1,268,541	(312,852)	81,622	(37,198)	1,000,113
Equity:
SHLP equity:
Owners’ equity	294,511	756,872	119,297	(876,169)	294,511
Accumulated other comprehensive income	6,392	6,392	0	(6,392)	6,392

Total SHLP equity	300,903	763,264	119,297	(882,561)	300,903
Non-controlling interests	0	0	27,100	0	27,100

Total equity	300,903	763,264	146,397	(882,561)	328,003

Total liabilities and equity	$1,569,444	$450,412	$228,019	$(919,759)	$1,328,116

(a)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2011 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$470,756	$200,329	$9,062	$0	$680,147
Cost of sales	(372,576)	(164,992)	(1,343)	477	(538,434)

Gross margin	98,180	35,337	7,719	477	141,713
Selling expenses	(26,836)	(13,531)	(5,421)	0	(45,788)
General and administrative expenses	(30,560)	(10,500)	(2,687)	0	(43,747)
Equity in income (loss) from joint ventures	(338)	(43)	759	0	378
Equity in income (loss) from subsidiaries	11,334	(20,211)	(4,556)	13,433	0
Gain (loss) on reinsurance	0	0	(12,013)	0	(12,013)
Interest expense	(17,326)	(2,532)	(4)	0	(19,862)
Other income (expense), net	(5,411)	12,905	2,102	(477)	9,119

Income (loss) before income taxes	29,043	1,425	(14,101)	13,433	29,800
Income tax benefit (expense)	(5)	(601)	(10)	0	(616)

Net income (loss)	29,038	824	(14,111)	13,433	29,184
Less: Net loss (income) attributable to non-controlling interests	0	0	(146)	0	(146)

Net income (loss) attributable to SHLP	$29,038	$824	$(14,257)	$13,433	$29,038

Comprehensive income (loss)	$27,163	$(1,051)	$(14,111)	$15,308	$27,309

(a)	Includes Shea Homes Funding Corp., whose results of operations for the year ended December 31, 2012 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2011

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$449,926	$128,808	$9,036	$0	$587,770
Cost of sales	(398,193)	(113,553)	(4,261)	429	(515,578)

Gross margin	51,733	15,255	4,775	429	72,192
Selling expenses	(28,522)	(11,686)	(5,043)	0	(45,251)
General and administrative expenses	(26,351)	(8,938)	(2,085)	0	(37,374)
Equity in income (loss) from joint ventures	(1,371)	(388)	(3,375)	0	(5,134)
Equity in income (loss) from subsidiaries	(3,852)	6,813	7,393	(10,354)	0
Loss on debt extinguishment	(88,384)	0	0	0	(88,384)
Gain (loss) on reinsurance	0	0	3,072	0	3,072
Interest expense	(15,832)	(974)	0	0	(16,806)
Other income (expense), net	(1,803)	2,188	7,418	(429)	7,374

Income (loss) before income taxes	(114,382)	2,270	12,155	(10,354)	(110,311)
Income tax benefit (expense)	(3)	3,088	(16)	0	3,069

Net income (loss)	(114,385)	5,358	12,139	(10,354)	(107,242)
Less: Net loss (income) attributable to non-controlling interests	0	0	(7,143)	0	(7,143)

Net income (loss) attributable to SHLP	$(114,385)	$5,358	$4,996	$(10,354)	$(114,385)

Comprehensive income (loss)	$(113,356)	$6,387	$12,139	$(11,383)	$(106,213)

(a)	Includes Shea Homes Funding Corp. since inception on April 26, 2011, whose results were not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2010

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$531,898	$104,231	$3,437	$0	$639,566
Cost of sales	(513,842)	(89,270)	(6,478)	493	(609,097)

Gross margin	18,056	14,961	(3,041)	493	30,469
Selling expenses	(30,682)	(8,532)	(7,451)	0	(46,665)
General and administrative expenses	(24,007)	(5,611)	(2,822)	0	(32,440)
Equity in income (loss) from joint ventures	122	472	8,019	0	8,613
Equity in income (loss) from subsidiaries	17,758	24,518	(457)	(41,819)	0
Write-off of professional fees in connection with debt modification	(25,747)	0	0	0	(25,747)
Gain (loss) on reinsurance	0	0	15,120	0	15,120
Interest expense	(8,097)	(461)	0	0	(8,558)
Other income (expense), net	(7,485)	(5,160)	13,564	(493)	426

Income (loss) before income taxes	(60,082)	20,187	22,932	(41,819)	(58,782)
Income tax benefit (expense)	(7)	4,025	(451)	0	3,567

Net income (loss)	(60,089)	24,212	22,481	(41,819)	(55,215)
Less: Net loss (income) attributable to non-controlling interests	0	0	(4,874)	0	(4,874)

Net income (loss) attributable to SHLP	$(60,089)	$24,212	$17,607	$(41,819)	$(60,089)

Comprehensive income (loss)	$(64,124)	$20,177	$22,481	$(37,784)	$(59,250)

(b)	Shea Homes Funding Corp. was formed on April 26, 2011, therefore no amounts are included in any financial statement before this date.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$33,609	$(63,637)	$25,506	$(1,669)	$(6,191)

Investing activities
Proceeds from sale of available-for-sale investments	0	26,547	0	0	26,547
Net decrease (increase) in promissory notes from related parties	1,142	988	(143)	0	1,987
Investments in joint ventures	(10,898)	(229)	(840)	0	(11,967)
Other investing activities	(89)	(54)	0	0	(143)

Net cash provided by (used in) investing activities	(9,845)	27,252	(983)	0	16,424

Financing activities
Principal payments to financial institutions and others	(2,230)	0	(199)	0	(2,429)
Intercompany	35,517	(10,820)	(26,366)	1,669	0
Other financing activities	2,352	0	1,234	0	3,586

Net cash provided by (used in) financing activities	35,639	(10,820)	(25,331)	1,669	1,157

Net increase (decrease) in cash and cash equivalents	59,403	(47,205)	(808)	0	11,390
Cash and cash equivalents at beginning of year	157,511	96,100	14,755	0	268,366

Cash and cash equivalents at end of year	$216,914	$48,895	$13,947	$0	$279,756

(a)	Includes Shea Homes Funding Corp., whose cash flows for the year ended December 31, 2012 were not material.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$56,254	$(12,550)	$2,499	$(7,325)	$38,878

Investing activities
Purchase of available-for-sale investments	0	(20,205)	0	0	(20,205)
Proceeds from sale of investments in joint venture	0	0	14,000	0	14,000
Net decrease (increase) in promissory notes from related parties	(1,793)	(25,122)	(892)	135,487	107,680
Investments in joint ventures	(800)	(117)	(16,364)	0	(17,281)
Distributions from joint ventures	0	2,487	5,525	0	8,012
Proceeds from sale of property and equipment	12,892	0	1	0	12,893
Other investing activities	(1,761)	1,639	0	0	(122)

Net cash provided by (used in) investing activities	8,538	(41,318)	2,270	135,487	104,977

Financing activities
Repayments on revolving lines of credit	(80,448)	0	0	0	(80,448)
Borrowings from financial institutions	750,000	0	0	0	750,000
Principal payments to financial institutions and others	(721,953)	0	0	0	(721,953)
Intercompany	36,210	95,575	(3,623)	(128,162)	0
Other financing activities	9,399	0	639	0	10,038

Net cash provided by (used in) financing activities	(6,792)	95,575	(2,984)	(128,162)	(42,363)

Net increase in cash and cash equivalents	58,000	41,707	1,785	0	101,492
Cash and cash equivalents at beginning of year	99,511	54,393	12,970	0	166,874

Cash and cash equivalents at end of year	$157,511	$96,100	$14,755	$0	$268,366

(a)	Includes Shea Homes Funding Corp. since inception on April 26, 2011, whose cash flows were not material.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$18,198	$(12,661)	$(82,538)	$1,953	$(75,048)

Investing activities
Proceeds from sale of available-for-sale investments	0	6,182	46,930	0	53,112
Net decrease (increase) in promissory notes from related parties	0	(432)	4,425	15,258	19,251
Investments in joint ventures	(13,706)	(378)	(3,951)	0	(18,035)
Purchase of property and equipment	(11,570)	(108)	0	0	(11,678)
Other investing activities	80	2,567	759	0	3,406

Net cash provided by (used in) investing activities	(25,196)	7,831	48,163	15,258	46,056

Financing activities
Principal payments to financial institutions and others	(25,618)	0	0	0	(25,618)
Contributions from owners	12,500	0	0	0	12,500
Intercompany	22,227	(9,451)	4,435	(17,211)	0
Other financing activities	8,051	0	(2,143)	0	5,908

Net cash provided by (used in) financing activities	17,160	(9,451)	2,292	(17,211)	(7,210)

Net increase (decrease) in cash and cash equivalents	10,162	(14,281)	(32,083)	0	(36,202)
Cash and cash equivalents at beginning of year	89,349	68,674	45,053	0	203,076

Cash and cash equivalents at end of year	$99,511	$54,393	$12,970	$0	$166,874

(b)	Shea Homes Funding Corp. was formed on April 26, 2011, therefore no amounts are included in any financial statement before this date.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures” as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation that was performed, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

ITEM 9B.        OTHER INFORMATION

On March 11, 2013, the directors of J.F. Shea Construction Management, Inc., which is the ultimate general partner of SHLP, approved the amended Business Ethics, Employee Conduct and Confidentiality Policy for the directors and our officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and employees (the “Policy”). The amendment provides for standards that promote full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us, and revises our policies on integrity in the marketplace, conflicts of interest, confidential information and reporting violations of law and our Policy. A copy of this Policy is available free of charge on the Company’s web site at www.sheahomes.com in the Investors section.

On March 11, 2013, J.F. Shea, G.P. and the limited partners of SHLP entered into the Seventh Amended and Restated Agreement of Limited Partnership of SHLP, dated as of March 11, 2013 (the “Partnership Agreement”). The Partnership Agreement revised the provisions for capital contributions, allocation of income and losses, distribution and withdrawals and distributions in liquidation among the holders of SHLP’s Class B, Class C and Class D ownership interests. A copy of the Partnership agreement is filed as an exhibit to this report.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Executive Officers

The names, ages and positions of the executive officers of SHLP as of the date of this report are set forth below:

Name	Age	Position(s)
Roberto Selva	50	President and Chief Executive Officer
Andrew Parnes	54	Chief Financial Officer
Ross Kay	48	Senior Vice President, General Counsel
Andrew Roundtree	59	Vice President, Corporate Controller

Directors

The names and ages of the directors of J.F. Shea Construction Management, Inc., which is the ultimate general partner of SHLP, as of the date of this prospectus are set forth below. As used herein, the directors of this Company shall mean the directors listed below acting on behalf of J.F. Shea Construction Management, Inc.

Name	Age	Position(s)
John F. Shea	86	Director
Peter O. Shea	77	Director
Peter Shea, Jr.	45	Director
John C. Morrissey	54	Director
James G. Shontere	65	Director

Roberto Selva. Mr. Selva has served as President and Chief Executive Officer since 2002. Previously, he served as President of our Colorado homebuilding operations, which he was instrumental in founding. Before joining us in 1996, Mr. Selva served as a senior executive with KB Home from 1994 to 1996. He previously served as Chief Financial Officer of Signature Homes. Mr. Selva holds an M.B.A. from UCLA and a B.S. from the University of Southern California. Mr. Selva serves on the Executive Committee of the Lusk Center for Real Estate at the University of Southern California and is Chairman of the National Advisory Board of HomeAid America.

Andrew Parnes. Mr. Parnes has severed as Chief Financial Officer since September 2012. Prior to joining the Company, he was an independent consultant from 2009 to September 2012, focusing on real estate and financial services companies, including serving on the Board of Directors of a privately-owned regional homebuilder. From 1996 to 2009, Mr. Parnes served as Executive Vice President and Chief Financial Officer of Standard Pacific Corp, a publicly traded homebuilder, and from 1989 to 1996 as its Controller and Treasurer. He also was an auditor at the accounting firm of Arthur Andersen from 1980 to 1989. Mr. Parnes holds a B.S.B.A. with an emphasis in accounting from the University of Arizona.

Ross Kay. Mr. Kay has served as Senior Vice President and General Counsel since August 2012. Prior to joining the Company, he was at KB Home, a publicly traded homebuilder, from 1999 to 2012 and served as Vice President, Assistant General Counsel. He was also the General Counsel of The Blue Chalk Café from 1997-1999, and an associate at Orrick, Herrington & Sutcliffe and Berliner Cohen from 1990 to 1997. Mr. Kay holds a J.D. from Santa Clara University School of Law and a B.A. from the University of California, San Diego.

Andrew Roundtree. Mr. Roundtree has served as Vice President, Corporate Controller since 2005. Prior to joining the Company, he was the Chief Financial Officer of Anaheim Sports Inc., a subsidiary of The Walt Disney Company and owner of the Anaheim Angels and Mighty Ducks of Anaheim. Mr. Roundtree holds a B.S in Economics with an emphasis in accounting from Claremont Men’s College.

John F. Shea. Mr. Shea has been a member of the board of directors of the general partner of SHLP since SHLP’s formation in 1989. He is currently Chairman of the Board for JFSCI after serving as its President and CEO until he retired in 2005. Mr. Shea holds a B.C.E. from the University of Southern California.

Peter O. Shea. Mr. Shea has been a member of the board of directors of the general partner of SHLP since SHLP’s formation in 1989. Since 2005, he has also served as Executive Vice President of JFSCI, and for more than the past five years, has served as President of J.F. Shea Construction, Inc. Mr. Shea holds a B.B.A. from the University of California, Berkeley and a B.C.E. from the University of Southern California.

Peter Shea, Jr. Mr. Shea has been a member of the board of directors of the general partner of SHLP since 2005. Since 2005, he has also served as President and Chief Executive Officer of JFSCI. Previously, he served as Chief Operating Officer of JFSCI for three years, prior to which he was Vice President of J.F. Shea Construction, Inc. Mr. Shea holds a B.S. in Civil Engineering from the University of California, Berkeley. He serves on the boards of Fidelity National Title and the Beavers, a nationwide construction engineering association, where he also served as President in 2012.

John C. Morrissey. Mr. Morrissey has been a member of the board of directors of the general partner of SHLP since 2005. Since 2005, he has also served as Executive Vice President of JFSCI and Managing Director of Shea Ventures. Prior to joining Shea in 2003, Mr. Morrissey was a partner at the law firm Bingham McCutchen LLP. He received his B.A. in Economics from Yale College. He received a degree in Philosophy, Politics & Economics from Oxford University. He earned his J.D. degree from the University of Chicago Law School.

James G. Shontere. Mr. Shontere has been a member of the board of directors of the general partner of SHLP since SHLP’s formation in 1989. He has served as Chief Financial Officer of JFSCI since 1987, where he also serves as Corporate Secretary and is a member of the Board of Directors. Previously, Mr. Shontere served as Chief Financial Officer of a privately held manufacturer/distributor, prior to which he served as director of accounting for Taco Bell, a division of PepsiCo. Mr. Shontere holds a B.A. and an M.B.A. from the University of Southern California. He serves on the board of CalTax, a business advisory board to the California state government.

Code of Ethics

We have adopted a Business Ethics, Employee Conduct and Confidentiality Policy (“Policy”) for our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer or controller) and employees, which qualifies as a code of ethics under Item 406 of Regulation S-K. A copy of this Policy is available free of charge on the Company’s web site at www.sheahomes.com in the investors section. We will disclose any waiver granted to our principal executive officer, principal financial officer and principal accounting officer or controller, and any amendment to this Policy, on the Company’s web site at www.sheahomes.com in the Investors section.

ITEM 11.         EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of the compensation paid or accrued during the years ended December 31, 2012 and 2011 to our Chief Executive Officer and the next two most highly compensated named executive officers. For a discussion of material factors related to named executive officer compensation see “Narrative Disclosure to Summary Compensation Table” below:

	Year	Salary	Bonus(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total Compensation
Bert Selva President and Chief Executive Officer	2012	$490,474	$0	$1,342,000	$22,904	$1,855,378
	2011	425,000	400,000	0	12,671	837,671
Layne Marceau President—Northern California	2012	233,857	0	657,000	21,054	911,911
	2011	231,000	200,000	0	11,297	442,297
Bob Yoder President—Southern California	2012	217,660	0	615,500	15,777	848,937

(1)	The payments in 2011 were subject to the directors’ discretion and were not paid pursuant to the Bonus Plan.
(2)	Represents amounts under the Bonus Plan, of which a portion was paid in December 2012 and the remainder paid in March 2013, and interim payments under the 2012 SHAR Plan Grant to be paid in March 2013.
(3)	All Other Compensation consists of 401(k) matching contributions ($7,500 for Bert Selva, $7,106 for Layne Marceau and $6,530 for Bob Yoder) and costs incurred by us in providing each named executive officer with an automobile allowance, use of a company-provided gas card and phone allowance.

Narrative Disclosure to Summary Compensation Table

The following describes material elements of compensation for our executive compensation program. When we refer to “named executive officers” in this section, we mean our President and CEO, Bert Selva, and our two most highly compensated executive officers for 2012: Layne Marceau, President—Northern California and Bob Yoder, President—Southern California.

Employment Agreements; Severance

The Company has not entered into employment agreements with any of the named executive officers and none of the named executive officers are entitled to severance or change in control payments in connection with a termination of employment or a change in control.

Annual Cash Bonuses

On August 8, 2012, the Board of Directors of J.F. Shea Construction Management, Inc., our ultimate general partner (the “JFSCM Board”), approved the 2012 Shea Homes Cash Bonus Plan (the “Bonus Plan”), designed as a financial incentive to employees that recognizes individual and Company performance. The objectives of the Company’s compensation plan for 2012 relative to our senior management group were to motivate our team to focus on achieving our business plan for the year and to continue to excel in the area of customer service and satisfaction.

For Bert Selva, Layne Marceau and Bob Yoder, Bonus Plan awards are based on objective criteria consisting of actual pre-tax profit, adjusted for certain non-recurring items, compared to the annual business plan, and customer service scores. Actual payments were adjusted based upon certain other qualitative criteria as determined by certain members of the board of directors. In order to receive payments under our Bonus Plan, executives must be employed by the Company on the payment dates.

Shea Homes Appreciation Rights Plan

On August 8, 2012, the JFSCM Board adopted, effective January 1, 2012, the Shea Homes Appreciation Rights Plan (the “SHAR Plan”), an equity appreciation plan designed to provide employees and non-employee service providers a financial incentive to contribute to the Company’s long-term success. The SHAR Plan provides for the issuance of units representing the right to receive payment, generally at the time such units vest, based on the increase in book value, as defined, of SHLP’s equity between the time of the units Effective Date and when the units vest.

The JFSCM Board administers the SHAR Plan and has the authority to make all determinations thereunder including participants, valuations, amount and timing of grants, vesting criteria, amount and timing of payments (including interim payments), and modifications to and termination of the SHAR Plan.

On August 8, 2012, the JFSCM Board approved the SHAR Plan 2012 Grant (the “2012 Grant”), effective January 1, 2012 (the “Effective Date”). Pursuant to the 2012 Grant, 1,021,947 units were issued at a stipulated base value of $10.00 per unit. The units issued pursuant to the 2012 Grant vests four years after the Effective Date. Subject to participant service eligibility requirements, appreciation in the value of the units during this period is payable to participants when such units vest. However, as a further incentive to participants, the JFSCM Board concurrently approved annual interim payments of the 2012 Grant only, payable to participants in March 2013, 2014 and 2015. Upon vesting, for each eligible participant, interim payments will be offset against the full appreciation of these units and the resultant net amount payable to participant, if any, will be paid upon vesting, which occurs in March 2016.

Bert Selva, President and Chief Executive Officer of SHLP, was granted 153,222 units at a stipulated base value of $10.00 per unit under the SHAR Plan and is expected to receive a $250,000 annual interim payment on such units in March 2013, 2014 and 2015. Layne Marceau, President – Northern California and Bob Yoder, President – Southern California, were each granted 45,965 units at a stipulated base value of $10.00 per unit under the SHAR plan and are expected to each receive a $75,000 annual interim payment on such units in March 2013, 2014 and 2015.

Director Compensation

Members of the JFSCM Board are members of the Shea family and/or employees of JFSCI. These directors receive no additional compensation for their service on the board, however, as employees of JFSCI, their costs, including compensation, are included in the allocation of shared services costs to us for corporate services provided by JFSCI.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Limited partnership interests in SHLP are held in three classes: Class B, Class C and Class D. Profit allocations to the capital accounts of holders of these interests are made first to preferred returns, then to restore losses from prior periods, if any, and third to the Class C and Class D non-preferred interests.

Holders of Class B interests are allocated a preferred interest in SHLP profits, which is based on a floating interest rate applied to their capital account, and are allocated profits to restore prior years’ losses, if any, but no other share of profits.

Holders of Class D interests are allocated a preferred interest in SHLP profits, which is based on a fixed 7% interest rate applied to their capital account, and are allocated profits to restore prior years’ losses, if any. Holders of Class D interests also receive a non-preferred allocation equal to 1% of any remaining SHLP profits after the Class B and Class D allocations described above.

Holders of Class C interests are allocated 99% of SHLP’s profits, after allocation of profits to holders of Class B and Class D interests in accordance with the preferred allocations described above and to restore prior year losses allocated to the Class B and Class D interests, if any.

J.F. Shea, G.P. is the general partner of SHLP and, as such, has authority to make all decisions with respect to SHLP other than those reserved to the limited partners. SHLP’s outstanding Class C and Class D interests are the only interests that carry voting rights with respect to the matters reserved to the limited partners. Class C limited partnership interests are generally weighted with 99% of the vote, and Class D limited partnership interests are generally weighted with 1% of the vote. References to “beneficial ownership” in the following table refer to the percentage of the aggregate voting interest held by the limited partners through Class C and Class D limited partnership interests.

The following table sets forth, as of March 11, 2013, the percentage beneficial ownership of each person or entity that is or is deemed to be a greater than 5% beneficial owner. The table also identifies certain other entities that have direct or indirect beneficial ownership. No executive officer of SHLP beneficially owns any of SHLP’s limited partnership interests, and SHLP does not have a board of directors.

The mailing address of each owner listed below is 655 Brea Canyon Road, Walnut, CA 91789.

SHLP is effectively controlled by members of the Shea family, primarily John Shea, Mary Shea (wife of Edmund Shea—deceased) and Peter Shea.

Name of Beneficial Owner	Percentage Beneficial Ownership(1)
Direct Owners
J.F. Shea, G.P.(2)	20.62%
Orlando Road LLC (3)	33.18
Virginia Road LLC(4)	20.09
Bay Front Drive LLC (5)	12.81
Tahoe Partnership I(6)	3.43
The John F. Shea Family Trust(7)	3.56
Shea Investments(8)	3.09
Balboa Partnership(6)	2.79
Survivor’s Trust under Article Eighth of the E&M Shea Revocable Trust(9)	0.26
Peter and Carolyn Shea Revocable Trust(10)	0.16
Indirect Owners
1996 Dorothy B. Shea Trust (3)	33.18%
2011 Mary Shea Trust(4)	20.09
2011 Carolyn Shea Trust (5)	12.81
John F. Shea, as Trustee(7)	3.56
Mary Shea, as Trustee(9)	0.26
John C. Morrissey, as Trustee(9)	0.26
Peter and Carolyn Shea, as Trustees(10)	0.16
Perry Dray, as Trustee(8)	3.09
JFS Management, L.P.(2)	20.62
JFSCI(2)	20.62
J.F. Shea Construction Management, Inc.(2)	20.62

(1)	Beneficial ownership is determined in accordance with Section 13 of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Accordingly, if an individual or entity has or shares the power to vote or dispose of membership interests held by another entity, beneficial ownership of the interests held by such entity may be attributed to such other individuals or entities.
(2)	J.F. Shea, G.P. is the general partner of SHLP and, as such, has authority to make all decisions with respect to SHLP other than those reserved to the limited partners. J.F. Shea, G.P. also directly beneficially owns 20.62% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. JFS Management, L.P. and JFSCI are the general partners of J.F. Shea, G.P., and J.F. Shea Construction Management, Inc. is the general partner of JFS Management, L.P. As a result, JFS Management, L.P., JFSCI and J.F. Shea Construction Management, Inc. may each be deemed to indirectly beneficial own 20.62% of SHLP’s limited partnership interests.

J.F. Shea, G.P. is 96.00% owned by JFS Management, L.P. and 4.00% owned by JFSCI.

JFS Management, L.P. is 50.00% owned by Shea Management LLC and 50.00% owned by J.F. Shea Construction Management, Inc.

J.F. Shea Construction Management, Inc. is governed by a board of directors consisting of John F. Shea, Peter O. Shea,

Peter Shea, Jr., John C. Morrissey and James G. Shontere. J.F. Shea Construction Management, Inc. is 33.33% owned by the 1996 Dorothy Shea Trust, 33.33% owned by the 2011 Mary Shea Trust and 33.33% owned by the 2011 Carolyn Shea Trust.

Shea Management LLC is 16.67% owned by Peter Shea Jr., 9.09% owned by John Morrissey, 5.68% owned by Jim Shea, and 68.56% owned by certain employees of Shea Family Owned Companies and certain of the executive officers of SHLP.

JFSCI is governed by a board of directors consisting of John F. Shea, Peter O. Shea, Peter Shea, Jr., John C. Morrissey and James G. Shontere. JFSCI is 46.07% owned by the John F. Shea Family Trust, 25.54% owned by the Descendant’s Trust under Article Tenth of E&M Shea Revocable Trust, 16.49% owned by the Peter and Carolyn Shea Revocable Trust, 3.93% owned by certain trusts for the benefit of the children of John F. Shea, 4.46% owned by certain trusts for the benefit of the children of Edmund Shea and 3.51% owned by certain trusts for the benefit of the children of Peter Shea.

(3)	Orlando Road LLC directly beneficially owns 33.18% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. As 99% owner of Orlando Road LLC, the 1996 Dorothy B. Shea Trust may be deemed to indirectly beneficially own 33.18% of SHLP’s limited partnership interests. The trustees of the 1996 Dorothy B. Shea Trust are John F. Shea Jr., Anne S. Davison, James W. Shea, Carrie S. Tilton, Alison S. Knoll, Maura S. Flanagan, Matthew G. Shea, Dorothy S. Hobin and Ronald L. Lakey. The beneficiaries of the 1996 Dorothy B. Shea Trust are the descendants of John and Dorothy Shea.
(4)	Virginia Road LLC directly beneficially owns 20.09% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. As 99% owner of Virginia Road LLC, the 2011 Mary Shea Trust may be deemed to indirectly beneficially own 20.09% of SHLP’s limited partnership interests. The trustee of the 2011 Mary Shea Trust is a committee consisting of Edmund H. Shea III, Mary McConnell, Kathleen S. High, Colleen S. Morrissey and Ellen S. Dietrick. The beneficiaries of the 2011 Mary Shea Trust are the descendants of Mary Shea.
(5)	Bay Front Drive LLC directly beneficially owns 12.81% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. As 99% owner of Bay Front Drive LLC, the 2011 Carolyn Shea Trust may be deemed to indirectly beneficially own 12.81% of SHLP’s limited partnership interests. The trustee of the 2011 Carolyn Shea Trust is a committee consisting of Catherine Shea Johnson, Peter O. Shea, Jr. and Sarah Shea Wylder. The beneficiaries of the 2011 Carolyn Shea Trust are the descendants of Carolyn H. Shea.
(6)	Tahoe Partnership I and Balboa Partnership are investment entities owned by various trusts, whose beneficiaries are the Shea family and descendants. Tahoe Partnership I owns 3.43% of SHLP’s limited partnership interests, 3.39% of which is in the form of Class C limited partnership interests and 0.04% of which is in the form of Class D limited partnership interests. Balboa Partnership owns 2.79% of SHLP’s limited partnership interests, 2.75% of which is in the form of Class C limited partnership interests and 0.04% of which is in the form of Class D limited partnership interests.
(7)	The John F. Shea Family Trust directly beneficially owns 3.56% of SHLP’s limited partnership interests, 3.10% of which is in the form of Class C limited partnership interests and 0.46% of which is in the form of Class D limited partnership interests. John F. Shea, as trustee of the John F. Shea Family Trust, may be deemed to indirectly beneficially own 3.56% of SHLP’s limited partnership interests. The beneficiaries of the John F. Shea Family Trust are John F. Shea and Dorothy B. Shea.
(8)	Shea Investments owns 3.09% of SHLP’s limited partnership interests, 3.05% of which is in the form of Class C limited partnership interests and 0.04% of which is in the form of Class D limited partnership interests. Shea Investments partners are various trusts, which are effectively controlled by Perry Dray, as trustee. Perry Dray, as trustee, may be deemed to indirectly beneficially own 3.09% of SHLP’s limited partnership interests through the various trusts’ interests in Shea Investments. The beneficiaries of the partners of Shea Investments are the Shea family and descendants.
(9)	The Survivors Trust under Article Eighth of the E&M Shea Revocable Trust directly beneficially owns 0.26% of SHLP’s limited partnership interests in the form of Class D limited partnership interests. Mary Shea and John C. Morrissey, as trustees of the Survivors Trust under Article Eighth of the E&M Shea Revocable Trust, may be deemed to indirectly beneficially own 0.26% of SHLP’s limited partnership interests. The beneficiary of the Survivors Trust under Article Eighth of the E&M Shea Revocable Trust is Mary Shea.
(10)	The Peter and Carolyn Shea Revocable Trust directly beneficially owns 0.16% of SHLP’s limited partnership interests in the form of Class D limited partnership interests. Peter and Carolyn Shea, as trustees of the Peter and Carolyn Shea Revocable Trust, may be deemed to indirectly beneficially own 0.16% of SHLP’s limited partnership interests. The beneficiaries of the Peter & Carolyn Shea Revocable Trust are Peter and Carolyn Shea.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Shea Family of Companies

SHLP and SHI are part of the Shea Family Owned Companies. The Shea family consists primarily of John Shea, Mary Shea (wife of his cousin, Edmund Shea, Jr.—deceased) and his cousin, Peter Shea, and their 17 children. While John Shea and Peter Shea actively participate in strategic management decisions for the Shea family companies, day-to-day management decisions with respect to the Shea family companies are made by Peter Shea, Jr. and John Morrissey, son-in-law of Edmund Shea, Jr., who serve as directors of J.F. Shea Construction Management, Inc., the ultimate general partner of SHLP.

The Shea Family Owned Companies are operated in three major groups: homebuilding, heavy construction and commercial property development and management. Much of the Shea Family Owned Companies’ business has traditionally been operated and managed through JFSCI, with each of the homebuilding, heavy construction, and commercial property businesses providing management, administrative, financial and credit support to one another. Over the past several years, the Shea family and our management have made a series of changes to the business and operating structure of the Shea Family Owned Companies so that, currently:

•	the Shea family homebuilding business is owned and operated primarily through SHLP, SHI and their respective subsidiaries;

•	the Shea family heavy construction business is owned and operated primarily through JFSCI; and

•	the Shea family commercial development and management operation is owned and operated primarily through Shea Properties LLC and Shea Properties II, LLC.

Transactions with JFSCI and Other Beneficial Owners of SHLP Partnership Interests

Cash Management Services Provided by JFSCI

Until August 2011, we participated in a centralized cash management function operated by JFSCI, whereby net cash flows from operations were transferred daily with JFSCI and resulted in related party transactions and monetary transfers to settle amounts owed. In August 2011, we ceased participation in this function and performed it independently. The resultant receivables and payables are stated in the consolidated financial statements as receivables from related parties, net or payables to related parties.

Administrative Services Provided by JFSCI

SHLP and SHI, along with certain other Shea Family Owned Companies, receive certain administrative services from JFSCI, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. This sharing and resultant allocation of costs is based on reasonable and customary practices, is governed by written agreement and requires related party transactions and monetary transfers to settle amounts owed between entities. For these services, SHLP and SHI pay JFSCI a fee based on time spent by JFSCI employees on SHLP and SHI related work. For the years ended December 31, 2012, 2011 and 2010, we recognized $18.1 million, $16.4 million and $14.4 million, respectively, of general and administrative expenses for corporate services provided by JFSCI.

JFSCI Note Receivable

Included in receivables from related parties, net are interest bearing note receivables from JFSCI, as follows:

At December 31,	JFSCI (net)	Highest Monthly Ending Balance
	(In thousands)
2012	$24,498	$25,806
2011	25,381	166,050
2010	177,011	195,629

These net note receivables from JFSCI result primarily from participation in JFSCI’s centralized cash management function. Previously, the net note receivable from JFSCI was unsecured and due on demand, and in May 2011, through a series of transactions, was converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In 2012 and 2011, JFSCI elected to make prepayments, including accrued interest, of $1.9 million and $14.3 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until August 2014. For the years ended December 31, 2012 and 2011, the net note receivable from JFSCI earned interest of $1.0 million and $1.4 million, respectively.

At December 31, 2012 and 2011, the note receivable from JFSCI accrued interest at 4%. At December 31, 2010, the net note receivable from JFSCI accrued interest at Prime minus 2.05% (1.2%).

Non-Interest Bearing Receivables and Payables

The Company and certain other Shea Family Owned Companies, primarily JFSCI, also engage in specific transactions with third parties on behalf of each other that primarily relate to employee payroll and payment of subcontractor and supplier invoices. The resultant receivables and payables are non-interest bearing and due on demand. Payroll is funded when paid and the receivables and payables resulting from subcontractor and supplier invoice payments are settled monthly.

At December 31, 2012, 2011 and 2010, non-interest-bearing receivables from related parties, including JFSCI, were approximately $2.1 million, $0.9 million and $2.4 million, respectively. During the years ended December 31, 2012, 2011 and 2010, the highest month-end balance of non-interest-bearing receivables from related parties, including JFSCI, was $2.1 million, $14.0 million and $5.8 million, respectively.

At December 31, 2012, 2011 and 2010, non-interest-bearing payables to related parties, including JFSCI, which primarily result from payments made on our behalf by such parties, were $0.1 million, $2.3 million and $9.2 million, respectively.

Tax Distribution Agreement

SHLP, the partners of SHLP, and the direct and indirect holders of all beneficial interests in SHLP, entered into an agreement which requires SHLP to distribute cash payments to its partners for taxes incurred by such partners (or their direct or indirect holders) for their ownership interest in SHLP. Under the Tax Distribution Agreement, SHLP is required to make distributions to its partners quarterly or annually if the aggregate income tax liability of the SHLP partners (or their direct or indirect holders) with respect to allocations of income to such persons for periods commencing on or after January 1, 2011, at any time exceeds amounts previously distributed to such persons after January 1, 2011 (excluding for this purpose certain distributions otherwise permitted pursuant to the indenture). The aggregate income tax liability of the SHLP partners (or their direct or indirect holders) is determined on a notional basis by multiplying the income allocated to such partners (or their direct or indirect holders) for tax purposes by the highest aggregate marginal combined federal, state and local income tax rates applicable to such income. Under the Tax Distribution Agreement, SHLP is also required to make distributions to its partners to pay the adjusted income tax liability of the SHLP partners (or their direct or indirect holders) as a result of an adjustment to items of income, gain, loss, or deduction of SHLP upon the resolution of any tax proceeding of SHLP or any entity treated as a “pass-through” entity under U.S. federal income tax principles in which SHLP has an ownership interest, including the CCM proceeding (see discussion of CCM proceeding in Note 18 in the accompanying notes to the consolidated financial statements). Such adjusted income tax liability of the SHLP partners (or their direct or indirect holders) is determined by multiplying the increase in income (or reduction of loss) allocated to such partners (or their direct or indirect holders) for tax purposes basis by the highest aggregate marginal combined federal, state and local income tax rates applicable to such income or loss.

General Contractor Services

SHLP, SHI and J.F. Shea Construction Management, Inc. hold contractor’s licenses in various jurisdictions and use their licenses to build homes on behalf of their wholly-owned subsidiaries. These companies do not charge a fee for performing such contracting services.

In 2010, SHLP acquired a new project in north Las Vegas, Nevada. Because neither SHLP nor SHI currently holds contractor’s licenses in Nevada, JFSCI, which holds a contractor’s license in Nevada, is the general contractor on this project. JFSCI does not receive fees for this service. All project costs are paid by SHLP.

In Florida, J.F. Shea Construction Management, Inc. holds the contractor’s license and acts as general contractor for SHLP homes built in that state. J.F. Shea Construction Management, Inc. does not receive fees for this service. All project costs are paid by SHLP, SHI or their subsidiaries.

Transactions with Unconsolidated Joint Ventures and Other Shea Family Owned Companies

Notes Receivable from Unconsolidated Joint Ventures

SHLP and its subsidiaries had note receivables, including accrued interest, from unconsolidated joint ventures as follows:

	Amount Outstanding at December 31,
Borrower	2012	2011	2010
		(In thousands)
TCD Bradbury LLC	$0	$15,122	$14,582
Meridian-MB Investments, LLC	0	10,136	9,805
AGS Jubilee, LLC	268	373	430

Total	$268	$25,631	$24,817

These note receivables result from loans extended by SHLP and its subsidiaries to the unconsolidated joint ventures identified above, of which the note receivables from TCD Bradbury LLC and Meridian-MB Investments, LLC were held by our consolidated joint venture SCLLC. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, the two aforementioned note receivables were no longer included in these consolidated financial statements.

At December 31, 2012, the note receivable from AGS Jubilee, LLC bears interest at 8% and matures in June 2020. Further, this note earns additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of AGS Jubilee, LLC, and can be repaid prior to 2020. At December 31, 2011 and 2010, these note receivables bore interest ranging from 4.17% to 8% and matured from July 2013 through June 2020.

Notes Receivable from Shea Family Owned Companies

SHLP and its subsidiaries also had note receivables, including accrued interest, from the following Shea Family Owned Companies which SHLP and its subsidiaries have no ownership interest:

	Amount Outstanding at December 31,
Borrower	2012	2011	2010
		(In thousands)
Shea Management LLC	$2,219	$2,147	$2,079
Shea Properties Management Company, Inc.	10,572	10,573	10,817
Shea Baker Ranch, LLC	2,160	2,070	0
Shea Properties II, LLC	4,989	6,223	0
Shea Properties LLC	0	0	204

Subtotal	19,940	21,013	13,100
Valuation reserve (1)	(12,766)	(12,697)	(12,896)

Total	$7,174	$8,316	$204

(1)	In 2009, SHLP recorded reserves in the full amount of the note receivables from Shea Management LLC and Shea Properties Management Company, Inc. due to uncertainty of collection. In June 2011, Shea Properties Management Company, Inc. paid the accrued interest for 2010 and 2011. Therefore, current interest from Shea Properties Management Company, Inc. is not reserved.

These note receivables result from loans extended by SHLP and its subsidiaries to the Shea Family Owned Companies named above. At December 31, 2012 and 2011, these notes were unsecured, bore interest ranging from Prime less .75% (2.5%) to Prime plus 1% (4.25%), and mature from November 2012 through April 2021.

General Contractor Services

Shea Homes at Montage, LLC, a Shea family-owned entity that develops residential property in Livermore, California, does not hold a contractor’s license and SHLP, the general contractor, receives fees equal to 4.5% of house revenue. For the four months ended April 30, 2011, and for the year ended December 31, 2010, SHLP received $0.3 million and $1.1 million of fees, respectively. Project costs are paid by Shea Homes at Montage, LLC. In May 2011, Shea Homes at Montage, LLC was contributed to SHI and is included in these consolidated financial statements.

Guarantees and Other Credit Support

At December 31, 2012, SHLP had remargin guarantees of outstanding unconsolidated joint venture debt of $45.6 million, where SHLP and/or its subsidiaries hold an ownership interest, of which SHLP’s maximum remargin obligation was $22.8 million. SHLP also has an indemnification agreement from the joint venture partner, under which SHLP could potentially recover a portion of any remargin payments made to the bank. However, SHLP cannot provide assurance that it would be able to collect under this indemnity agreement.

SHLP and/or its subsidiaries provided indemnification for bonds issued by unconsolidated joint ventures and other Shea Family Owned Companies. At December 31, 2012, we had $30.8 million of costs to complete on $71.6 million of surety bonds issued by unconsolidated joint ventures and $2.3 million of costs to complete on $6.1 million of surety bonds issued by other Shea Family Owned Companies.

In addition, we may issue letters of credit under its letter of credit facility on behalf of our unconsolidated joint ventures. At December 31, 2012, we had $0.4 million of outstanding letters of credit on behalf of unconsolidated joint ventures.

Management of Joint Ventures

We are the managing member for three unconsolidated joint ventures, including Riverpark Legacy, LLC, Tustin Legacy, LLC and Marina Community Partners, LLC, where one of our joint venture partners is Shea Properties LLC or Shea Properties II, LLC, both related companies.

For our services, we receive a management fee from unconsolidated joint ventures as reimbursement for direct and overhead costs incurred by us on behalf of the joint ventures and other associated costs. Fees from unconsolidated joint ventures representing reimbursement of our costs are recorded as a reduction to general and administrative expense. Fees from unconsolidated joint ventures representing amounts in excess of our costs are recorded as revenues. For the years ended December 31, 2012, 2011 and 2010, $4.3 million, $3.6 million and $4.5 million of management fees, respectively, were offset against general and administrative expenses, and $0.2 million, $1.7 million and $1.6 million of management fees, respectively, were included in revenues.

Redemption or Purchase of Interest in Joint Venture

In March 2012, SHLP’s entire 58% interest in SCLLC, a consolidated joint venture with Shea Properties, LLC, a related party and the non-controlling member, was redeemed by SCLLC. In valuing its 58% interest in SCLLC, and to ensure receipt of net assets of equal value to its ownership interest, SHLP used third-party real estate appraisals. The estimated fair value of the assets received by SHLP was $30.8 million. However, as the non-controlling member is a related party under common control, the assets and liabilities received by SHLP were recorded at net book value and the difference in SHLP’s investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to SHLP’s equity.

As consideration for the redemption, SCLLC distributed assets and liabilities to SHLP having a net book value of $24.0 million, including $2.2 million cash, a $3.0 million secured note receivable, $20.0 million of inventory and $1.2 million of other liabilities. As a result of this redemption, SCLLC is no longer included in these consolidated financial statements effective March 31, 2012. This transaction resulted in a net reduction of $41.8 million in assets and $2.0 million in liabilities, and a $39.8 million reduction in total equity, of which $11.6 million was attributable to SHLP and $28.2 million was attributable to non-controlling interests.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture to the joint venture partner for $14.0 million, of which $3.0 million was distributed to non-controlling interests (the “Vistancia Sale”). In addition, we realized a $5.2 million gain, of which $5.9 million was included in other income (expense), net and $0.7 million of interest expense previously capitalized on our investment was written off to equity in income (loss) from joint ventures. As a condition of the Vistancia Sale, the Company effectively remained an 8.33% guarantor on certain community facility district bond obligations to which the Company must meet a calculated minimum tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At December 31, 2012 and 2011, the Company exceeded the minimum tangible net worth requirement. In addition, as no other assets of Vistancia, LLC economically benefit the non-controlling member of Vistancia, LLC, the Company recorded the remaining $3.3 million distribution payable to this member, which is included in other liabilities in the consolidated balance sheets with a corresponding charge included in other income (expense), net in the consolidated statements of operations.

In May 2012, for a nominal amount, SHLP purchased the non-controlling member’s entire 16.7% interest in Vistancia, LLC; however, the distribution payable remained, which is paid $0.1 million quarterly. At December 31, 2012, the distribution payable was $2.9 million. Further, as a result of this purchase, the Company is an effective 10% guarantor on the aforementioned community facility district bond obligations.

Supplemental Insurance Coverage and PIC Transaction

We require TradePartners® be insured for workers compensation, commercial general liability and completed operations losses and damages, and most TradePartners® carry this insurance through our “rolling wrap-up” insurance program, where our risks and risks of participating TradePartners® working on our projects are insured through a set of master policies. These policies carry large retentions, which are our responsibility. Through retention liability policies, we obtain supplemental insurance for these “rolling wrap-up” programs from affiliated entities. Prior to July 2007, PIC provided these retention liability policies. Since August 2007, this insurance has been provided by Orlando Insurance Company, Inc., Virginia Insurance Company, Inc. and Bay Front Insurance Company, Inc., each wholly-owned by the Shea family.

From December 2009 to February 2010, PIC paid $86.2 million of insurance premiums to certain third-party insurance carriers (including, in part through JFSCI) whereby PIC either novated or reinsured its workers’ compensation, commercial general liability and certain completed operations risks, in each case, with third-party insurance carriers (the “PIC Transaction”). This premium was partially funded from the sale of PIC’s marketable securities. PIC will remain in business until the reinsured claims and matching reinsurance receivables are processed, which we estimate will occur in the next 7-10 years. As a result of the PIC Transaction, PIC’s financial exposure is limited to (i) the portion of PIC’s original policy limits not reinsured and (ii) to the extent of the reinsurance policies, the creditworthiness of its reinsurers, which are highly rated by AM Best and/or have sufficient loss reserves funded in trusts.

We obtain workers compensation insurance, commercial general liability insurance, and certain insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third-party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverages provided by these third party insurance providers. Policies covering these items are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from Orlando Insurance Company, Inc., Virginia Insurance Company, Inc. and Bay Front Insurance Company, Inc. to insure these retentions or deductibles. For the years ended December 31, 2012 and 2011, amounts paid to these affiliates for this retention insurance coverage were $13.1 million and $12.9 million, respectively.

Real Property Transactions

In the ordinary course of business, we may enter into lot purchase agreements with Shea Family Owned Companies to facilitate land development. At December 31, 2012, we were not party to such agreements.

In October 2012, the Company sold land in Colorado to a related party for $4.6 million. As the related party is under common control, the $2.4 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution.

In November 2011, through our consolidated joint venture SCLLC, we sold land in Colorado to a related party for $0.8 million. As the related party is under common control, the $0.5 million of consideration received in excess of net book value was recorded as an equity contribution.

In September 2011, we sold fixed assets in Colorado, comprised of three buildings and related improvements and land, to a related party. Consideration received was $14.4 million cash and a $6.5 million note receivable at 4.2% interest, payable in equal monthly installments and maturing August 2016. As the related party is under common control, the $1.5 million of consideration received in excess of net book value was recorded as an equity contribution.

In April 2011, through our consolidated joint venture SCLLC, we entered into transactions with the joint venture partner of two unconsolidated joint ventures in Colorado, in which we have a 50% ownership interest in each, SB Meridian Villages, LLC (“SBMV”) and TCD Bradbury LLC (“TCDB”). First, we assigned our membership interest in SBMV to our joint venture partner for $4.5 million, resulting in a $0.5 million gain. Second, we contributed $11.5 million cash to TCDB and received $15.4 million of land with a $0.6 million secured promissory note payable, and the joint venture partner received $12.2 million of land and $6.5 million of cash. TCDB then paid off a bank note payable that was secured by the land distributed to the TCDB partners.

SHLP and its subsidiaries and joint ventures lease office space under non-cancelable operating leases from the following entities in which the Shea family holds an ownership interest: Shea Center Livermore, LLC, Treena Street Partners, Highlands Ranch Shea Center II, LLC, Reunion Village, LLC and Highlands Ranch Commerce Center, LLC. The leases are for terms of five to ten years and generally provide renewal options for terms up to an additional five years.

At December 31, 2012, future minimum rental payments under related party operating leases were as follows:

Payments Due By Year	December 31, 2012
(In thousands)
2013	$1,628
2014	1,406
2015	919
2016	356
2017 and thereafter	43

Total	$4,352

For the years ended December 31, 2012, 2011 and 2010, related party rental expense was $0.6 million, $0.7 million and $0.9 million, respectively.

Use of the Shea Homes Brand

Most of the Shea family homebuilding business under the Shea Homes brand is owned and operated by SHLP and its subsidiaries. However, some homebuilding businesses and projects under the Shea Homes brand are, and will continue to be, owned and operated by legal entities that are owned and controlled by the Shea family separately from SHLP and its subsidiaries. These legal entities are not Guarantors and their assets are not pledged as collateral for the Secured Notes. The homebuilding projects owned and operated by these legal entities include:

•

Shea Homes North Carolina—Builds homes in North Carolina and South Carolina under the Shea Homes brand and shares a website with SHLP. Shea Homes North Carolina also contracts with JFSCI for certain management and administrative services. Shea Homes North Carolina is based in Charlotte, North Carolina and is owned and operated by children and nephews of John Shea and Mary Shea.

•

Shea Mortgage, Inc.—An entity that arranges mortgage origination options for customers, helping to ensure customers secure financing for their home purchases. Although closely related to the homebuilding operation, Shea Mortgage, Inc. is owned directly by members of the Shea family. Shea Financial Services, Inc., an entity 100% owned by SHI, provides management services to Shea Mortgage, Inc.

Board of Directors

Director Independence

Although the Company is not listed on any national securities exchange, we have used the definition of director “independence” as promulgated by the New York Stock Exchange. None of the directors of J.F. Shea Construction Management, Inc., our ultimate general partner, are independent under the New York Stock Exchange definition. The members of the audit committee of the board of directors of J.F. Shea Construction Management, Inc., which include Peter Shea, Jr., John Morrissey, James G. Shontere and Ross Kay, are also not independent under the New York Stock Exchange definition.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent registered public accounting firm for our 2012 and 2011 fiscal years. Services provided by Ernst & Young LLP and related fees in each of our last two fiscal years were as follows:

	December 31,
	2012	2011
	(In thousands)
Audit Fees	$434,500	$381,600
Audit Related Fees	124,010	428,333
Tax Fees	56,000	28,000

Total Fees	$614,510	$837,933

In each of our 2012 and 2011 fiscal years, audit fees include an annual consolidated financial statement audit and three quarterly reviews. Audit related fees include accounting consultations performed in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and attestation services performed for the issuance of the 144A bonds and registration of our Secured Notes on Form S-4. Tax fees include fees for review of our federal and state income tax returns.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:

	Report of Independent Registered Public Accounting Firm	45
	Consolidated Balance Sheets at December 31, 2012 and 2011	46
	Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	47
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010	48
	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2012, 2011 and 2010	49
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	50
	Notes to Consolidated Financial Statements	51

(2)	Financial Statement Schedules

	Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 98 – 99 below

(b)	Index to Exhibits. See Index to Exhibits on pages 98 – 99 below

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEA HOMES LIMITED PARTNERSHIP (Registrant)

By:	/s/ ROBERTO F. SELVA
Roberto F. Selva
Chief Executive Officer

March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERTO F. SELVA (Roberto F. Selva)	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2013

/S/ ANDREW H. PARNES (Andrew H. Parnes)	Chief Financial Officer (Principal Financial Officer)	March 15, 2013

/S/ ANDREW T. ROUNDTREE (Andrew T. Roundtree)	Vice President, Corporate Controller (Principal Accounting Officer)	March 15, 2013

/S/ JOHN F. SHEA (John F. Shea)	Director	March 15, 2013

/S/ PETER O. SHEA (Peter O. Shea)	Director	March 15, 2013

/S/ PETER O. SHEA, JR. (Peter O. Shea, Jr.)	Director	March 15, 2013

/S/ JOHN C. MORRISSEY (John C. Morrissey)	Director	March 15, 2013

/S/ JAMES G. SHONTERE (James G. Shontere)	Director	March 15, 2013

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material was sent to security holders during the last fiscal year, and no such report or material is expected to be sent in the current fiscal year.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Shea Homes Limited Partnership (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

3.2	Seventh Amended and Restated Agreement of Limited Partnership of Shea Homes Limited Partnership

4.1	Indenture, dated May 10, 2011, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (including the form of 8.625% Senior Secured Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

4.2	Registration Rights Agreement, dated May 10, 2011 between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Credit Suisse Securities (USA) LLC, as Initial Purchaser (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

4.3	Intercreditor Agreement, dated May 10, 2011, among Shea Homes Limited Partnership, the grantors party thereto, Wells Fargo Bank, National Association and Credit Suisse AG (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 24, 2012 (File No. 333-177328))

10.1	Letter of Credit Facility, dated as of May 10, 2011, among Shea Homes Limited Partnership, Shea Homes Funding Corp., the subsidiary guarantors party thereto, the participants party thereto and Credit Suisse AG, including exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

10.2	Security Agreement, dated as of May 10, 2011, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors identified therein, Credit Suisse AG, as Administrative Agent and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

10.3	Tax Distribution Agreement, dated as of May 10, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

10.4	Promissory Note, dated May 10, 2011 from J.F. Shea, Co., Inc. to Shea Homes, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 22, 2011 (File No. 333-177328))

10.5	Services Agreement, dated as of May 1, 2011, among Shea Homes Limited Partnership, Shea Homes, Inc. and J.F. Shea Co., Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 24, 2012 (File No. 333-177328))

10.6	Services Agreement, dated as of May 1, 2011, among Shea Homes Limited Partnership, Shea Homes, Inc., J.F. Shea, L.P. and J.F. Shea Construction Management, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 24, 2012 (File No. 333-177328))

10.7	Shea Homes Appreciation Rights Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2012 (File No. 333-177328)) +

10.8	Offer Letter from Shea Homes Limited Partnership to Andrew H. Parnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2012 (File No. 333-177328)) +

Exhibit No.	Description

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Shea Homes Limited Partnership’s annual report on Form 10-K for the year ended December 31, 2012, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Indicates a management contract or compensatory plan or arrangement