Form 10-Q
period 2013-03-31
Shea Homes Limited Partnership
filed 2013-05-10
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-177328

SHEA HOMES LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	95-4240219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

655 Brea Canyon Road, Walnut, CA 91789	92618-2215
(Address of principal executive offices)	(Zip Code)

(909) 594-9500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

EXPLANATORY NOTE

The registrant is a voluntary filer and is not subject to the filing requirements of the Securities Exchange Act of 1934 (the “Exchange Act”). Although not subject to these filing requirements, the registrant has filed all Exchange Act reports for the preceding 12 months.

SHEA HOMES LIMITED PARTNERSHIP

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Balance Sheets

(In thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$251,478	$279,756
Restricted cash	2,688	13,031
Accounts and other receivables, net	144,751	141,289
Receivables from related parties, net	34,253	34,028
Inventory	881,632	837,653
Investments in unconsolidated joint ventures	31,806	28,653
Other assets, net	36,895	39,127

Total assets	$1,383,503	$1,373,537

Liabilities and equity
Liabilities:
Notes payable	$758,897	$758,209
Payables to related parties	2,120	125
Accounts payable	42,537	62,738
Other liabilities	253,735	233,218

Total liabilities	1,057,289	1,054,290
Equity:
SHLP equity:
Owners’ equity	321,159	314,321
Accumulated other comprehensive income	4,647	4,517

Total SHLP equity	325,806	318,838
Non-controlling interests	408	409

Total equity	326,214	319,247

Total liabilities and equity	$1,383,503	$1,373,537

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Operations

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Revenues	$134,960	$105,603
Cost of sales	(103,424)	(85,035)

Gross margin	31,536	20,568
Selling expenses	(10,154)	(9,352)
General and administrative expenses	(11,957)	(8,251)
Equity in income (loss) from unconsolidated joint ventures, net	(632)	67
Gain (loss) on reinsurance transaction	648	796
Interest expense	(3,433)	(6,288)
Other income (expense), net	770	1,510

Income (loss) before income taxes	6,778	(950)
Income tax benefit (expense)	59	752

Net income (loss)	6,837	(198)
Less: Net loss (income) attributable to non-controlling interests	1	(213)

Net income (loss) attributable to SHLP	$6,838	$(411)

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Net income (loss)	$6,837	$(198)
Other comprehensive income (loss), before tax
Unrealized investment holding gains (losses) during the year	250	2,243
Less: Reclassification adjustments for investment (gains) losses included in other income (expense)	(37)	(23)

Comprehensive income (loss), before tax	7,050	2,022
Income tax benefit (expense)	(83)	(777)

Comprehensive income (loss), net of tax	6,967	1,245
Less: Comprehensive (income) loss attributable to non-controlling interests	1	(213)

Comprehensive income (loss) attributable to SHLP	$6,968	$1,032

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership							Non- controlling Interests	Total Equity
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total SHLP Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2011	$1	$173,555	$120,955	$0	$294,511	$6,392	$300,903	$27,100	$328,003
Comprehensive income (loss):
Net income (loss)	0	(411)	0	0	(411)	0	(411)	213	(198)
Change in unrealized gains on investments, net	0	0	0	0	0	1,443	1,443	0	1,443

Total comprehensive income (loss)							1,032	213	1,245
Redemption of Company’s interest in consolidated joint venture (see Note 12)	0	(11,580)	0	0	(11,580)	0	(11,580)	(28,239)	(39,819)
Contributions from non-controlling interests	0	0	0	0	0	0	0	1,746	1,746
Distributions to non-controlling interests	0	0	0	0	0	0	0	(344)	(344)

Balance, March 31, 2012 (unaudited)	$1	$161,564	$120,955	$0	$282,520	$7,835	$290,355	$476	$290,831

Balance, December 31, 2012	$1,863	$173,555	$138,413	$490	$314,321	$4,517	$318,838	$409	$319,247
Comprehensive income (loss):
Net income (loss)	0	0	6,838	0	6,838	0	6,838	(1)	6,837
Change in unrealized gains on investments, net	0	0	0	0	0	130	130	0	130

Total comprehensive income (loss)							6,968	(1)	6,967

Balance, March 31, 2013 (unaudited)	$1,863	$173,555	$145,251	$490	$321,159	$4,647	$325,806	$408	$326,214

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Operating activities
Net income (loss)	$6,837	$(198)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss from unconsolidated joint ventures	632	(67)
(Gain) loss on reinsurance transaction	(648)	(796)
Net (gain) loss on sale of available-for-sale investments	(10)	(23)
Depreciation and amortization expense	1,759	1,812
Net interest capitalized on investment in joint ventures	(257)	(177)
Distributions of earnings from joint ventures	0	500
Changes in operating assets and liabilities:
Restricted cash	10,343	(168)
Receivables and other assets	(4,755)	8,680
Inventory	(44,743)	(3,908)
Payables and other liabilities	2,879	4,036

Net cash provided by (used in) operating activities	(27,963)	9,691
Investing activities
Proceeds from sale of available-for-sale investments	3,069	203
Net collections (advances) on promissory notes from related parties	385	(108)
Investments in unconsolidated joint ventures	(4,028)	(450)
Distributions from unconsolidated joint ventures	500	3

Net cash provided by (used in) investing activities	(74)	(352)
Financing activities
Principal payments to financial institutions and others	(241)	(601)
Contributions from non-controlling interests	0	1,746
Distributions to non-controlling interests	0	(344)
Other financing activities	0	(168)

Net cash provided by (used in) financing activities	(241)	633

Net increase (decrease) in cash and cash equivalents	(28,278)	9,972
Cash and cash equivalents at beginning of period	279,756	268,366

Cash and cash equivalents at end of period	$251,478	$278,338

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of Shea Homes Limited Partnership (“SHLP”) and its wholly-owned subsidiaries, including Shea Homes, Inc. (“SHI”) and its wholly-owned subsidiaries. The Company consolidates all joint ventures in which it has a controlling interest or other ventures in which it is the primary beneficiary of a variable interest entity (“VIE”). Material intercompany accounts and transactions are eliminated. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2012. Adjustments, consisting of normal, recurring accruals, loss reserves and deferred tax asset valuation allowance adjustments, considered necessary for a fair presentation, are included.

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to SHLP, its subsidiaries and its consolidated joint ventures.

Organization

SHLP, a California limited partnership, was formed January 4, 1989, pursuant to an agreement of partnership (the “Agreement”), as most recently amended March 11, 2013, by and between J.F. Shea, G.P., a Delaware general partnership, as general partner, and the Company’s limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), that are under the common control of Shea family members (collectively, the “Partners”). J.F. Shea, G.P. is 96% owned by JFSCI.

Nature of Operations

Our principal business purpose is homebuilding, which includes acquiring and developing land and constructing and selling new residential homes thereon. To a lesser degree, we develop lots and sell them to other homebuilders. Our principal markets are California, Arizona, Colorado, Washington, Nevada and Florida.

We own a captive insurance company, Partners Insurance Company, Inc. (“PIC”), which provided warranty, general liability, workers’ compensation and completed operations insurance for related companies and third-party subcontractors. Effective for the policy years commencing in 2007, PIC ceased issuing policies for these coverages (see Note 11).

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three months ended March 31, 2013 are not necessarily indicative of results expected for the year ended December 31, 2013.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications were made in the 2012 condensed consolidated financial statements to conform to classifications used in 2013. For the year ended December 31, 2012, investments of $12.1 million and property and equipment of $2.2 million were reclassified to other assets in the consolidated balance sheet, and, for the three months ended March 31, 2012, $0.2 million of investing cash flows were reclassified to operating cash flows in the consolidated statements of cash flows. Additionally, for the three months ended March 31, 2012, an $0.8 million gain on reinsurance was reclassified from other income (expense), net to gain (loss) on reinsurance transaction in the consolidated statements of operations, with corresponding changes made to operating cash flows in the consolidated statements of cash flows.

2. Summary of Significant Accounting Policies

Inventory

Inventory is stated at cost, unless the carrying amount is determined not to be recoverable, in which case inventory is adjusted to fair value or fair value less cost to sell. Quarterly, we review our real estate assets at each community for indicators of impairment. Real estate assets include projects actively selling, under development, held for future development or held for sale. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses.

If there are indications of impairment, we analyze the budgets and cash flows of our real estate assets and compare the estimated remaining undiscounted future cash flows of the community to the asset’s carrying value. If the undiscounted cash flows exceed the asset’s carrying value, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and adjusted to fair value. For land held for sale, if the fair value less costs to sell exceed the asset’s carrying value, no impairment adjustment in required. These impairment evaluations require use of estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if estimated future undiscounted cash flows will be sufficient to recover the asset’s carrying value.

When estimating undiscounted cash flows of a community, various assumptions are made, including: (i) the number of homes available and the expected prices and incentives offered by us or builders in other communities, and future price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development, home construction, interest, indirect construction and overhead, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales absorption rates has a direct impact on the estimated price of a home, the level of time sensitive costs (such as indirect construction, overhead and interest), and selling and marketing costs (such as model maintenance and advertising). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flows. For example, if our objective is to preserve operating margins, our cash flows will be different than if the objective is to increase sales. These objectives may vary significantly by community over time.

If assets are considered impaired, the impairment charge is the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets or other valuation techniques. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when the assessment is made. These factors are specific to each community and may vary among communities. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage.

Completed Operations Claim Costs

We maintain, and require our subcontractors to maintain, general liability insurance which includes coverage for completed operations losses and damages. Most subcontractors carry this insurance through our “rolling wrap-up” insurance program, where our risks and risks of participating subcontractors are insured through a common set of master policies.

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

The actuarial analyses that determine these incurred but not reported claims consider various factors, including frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of these claims and reserves also consider historical third party recovery rates and claims management expenses. Due to inherent uncertainties related to each of these factors, periodic changes to such factors based on updated relevant information could result in actual costs differing significantly from estimates.

In accordance with our underlying completed operations insurance policies, these completed operations claims costs are recoverable from our subcontractors or insurance carriers. Completed operations claims through July 31, 2009 are insured or reinsured with third-party insurance carriers and completed operations claims commencing August 1, 2009 are insured with third-party and affiliate insurance carriers.

Revenues

In accordance with Accounting Standards Codification (“ASC”) 360, revenues from housing and other real estate sales are recognized when the respective units close. Housing and other real estate sales close when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received or collection of associated receivables, if any, is reasonably assured and when we have no other continuing involvement in the asset. Sales incentives are a reduction of revenues when the respective unit closes.

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

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, ASU 2013-02 requires an entity to present, either on the face of the income statement or in the notes to financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements. For public entities, the amendments in ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 effective January 1, 2013, which concerned disclosure requirements only and did not impact our consolidated financial statements.

3. Restricted Cash

At December 31, 2012, restricted cash included cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds. In January 2013, $10.0 million of restricted cash used as collateral for potential obligations paid by the Company’s bank was released to the Company. At March 31, 2013 and December 31, 2012, restricted cash was $2.7 million and $13.0 million, respectively.

4. Fair Value Disclosures

At March 31, 2013 and December 31, 2012, as required by ASC 825, the following presents net book values and estimated fair values of notes payable.

	March 31, 2013		December 31, 2012
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 senior secured notes	$750,000	$845,625	$750,000	$828,750
Secured promissory notes	$8,897	$8,897	$8,209	$8,209

The $750.0 million senior secured notes are level 2 financial instruments in which fair value was based on quoted market prices in an inactive market at the end of the period.

Other financial instruments consist primarily of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and other liabilities and secured promissory notes. Book values of these financial instruments approximate fair value due to their relatively short-term nature. In addition, included in other assets are available-for-sale marketable securities, which are recorded at fair value.

5. Accounts and Other Receivables, net

At March 31, 2013 and December 31, 2012, accounts and other receivables, net were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Insurance receivables	$131,250	$131,519
Escrow receivables	3,282	576
Notes receivables	3,453	3,662
Development receivables	3,205	3,325
Other receivables	5,501	4,147
Reserve	(1,940)	(1,940)

Total accounts and other receivables, net	$144,751	$141,289

Insurance receivables are from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on closed homes (see Note 11). Closed homes for policy years August 1, 2001 to July 31, 2009 are insured or reinsured with third-party insurance carriers, and closed homes for policy years commencing August 1, 2009 are insured with third-party and affiliate insurance carriers. At March 31, 2013 and December 31, 2012, insurance receivables from affiliate insurance carriers were $32.3 million and $30.2 million, respectively.

We reserve for uncollectible receivables that are specifically identified.

6. Inventory

At March 31, 2013 and December 31, 2012, inventory was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Model homes	$68,518	$69,210
Completed homes for sale	19,492	14,015
Homes under construction	239,702	189,929
Lots available for construction	240,319	249,463
Land under development	168,938	175,922
Land held for future development	64,198	60,466
Land held for sale, including water system connection rights	70,705	71,381
Land deposits and preacquisition costs	9,760	7,267

Total inventory	$881,632	$837,653

Impairment

Inventory, including the captions above, are stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventories are adjusted to fair value (see Note 2).

For the three months ended March 31, 2013 and 2012, there were no inventory impairment charges.

Interest Capitalization

Interest is capitalized on inventory and investments in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales when related units close. Interest capitalized as part of investments in unconsolidated joint ventures is included in equity in income (loss) from unconsolidated joint ventures when related units in the joint ventures close.

For the three months ended March 31, 2013 and 2012, interest incurred, capitalized and expensed was as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Interest incurred	$16,768	$16,661

Interest expensed (a)	$3,433	$6,288

Interest capitalized as a cost of inventory during the period	$13,078	$10,195

Interest previously capitalized as a cost of inventory, included in cost of sales	$(9,511)	$(7,784)

Interest capitalized in ending inventory (b)	$106,416	$113,847

Interest capitalized as a cost of investments in unconsolidated joint ventures during the period	$257	$177

Interest previously capitalized as a cost of investments in unconsolidated joint ventures, included in equity in income (loss) from unconsolidated joint ventures	$(257)	$(177)

Interest capitalized in ending investments in unconsolidated joint ventures	$0	$0

(a)	For the three months ended March 31, 2013 and 2012, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed.
(b)	Inventory impairment charges were recorded against total inventory of the respective community. Capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

7. Investments in Unconsolidated Joint Ventures

Unconsolidated joint ventures, which we do not control but have significant influence through ownership interests generally up to 50%, are accounted for using the equity method of accounting. These joint ventures are generally involved in real property development. Earnings and losses are allocated in accordance with terms of joint venture agreements.

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, the joint ventures. At March 31, 2013 and December 31, 2012, Deficit Distributions were $0.7 million and $0.7 million, respectively.

For the three months ended March 31, 2013 and 2012, there were no impairments on investments in unconsolidated joint ventures.

At March 31, 2013 and December 31, 2012, total unconsolidated joint ventures’ notes payable was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$50,437	$45,610
Non-guaranteed	9,532	22,894

Total bank and seller notes payable (a)	59,969	68,504

Partner notes payable:
Unsecured (b)	5,296	5,296

Total unconsolidated joint venture notes payable	$65,265	$73,800

Other unconsolidated joint venture notes payable (c)	$36,481	$57,839

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable.
(c)	We have an indirect effective ownership in two joint ventures of 12.3% and .0003%, respectively, that had bank notes payable secured by real property, in which we have not provided any guaranty.

At March 31, 2013 and December 31, 2012, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees. At March 31, 2013 and December 31, 2012, we had an indemnification agreement from our joint venture partner for 90% of one secured loan balance, which was zero and zero, respectively. However, we cannot provide assurance we could collect under this indemnity agreement. In addition, our remargin obligation is limited to the lesser of 50% of the outstanding balance or $35.0 million for another joint venture loan, which outstanding loan balance was $50.4 million and $45.6 million at March 31, 2013 and December 31, 2012, respectively. Consequently, our maximum remargin obligation was $25.2 million and $22.8 million at March 31, 2013 and December 31, 2012, respectively. We also have an indemnification agreement from our joint venture partner under which we could potentially recover a portion of any remargin payments we make to the bank. However, we cannot provide assurance we could collect under this indemnity agreement. No liabilities were recorded for these guarantees at March 31, 2013 and December 31, 2012 as the fair value of the secured real estate assets exceeded the outstanding notes payable.

8. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. All VIEs at March 31, 2013 and December 31, 2012 were evaluated to determine the primary beneficiary.

Joint Ventures

We enter into joint ventures for homebuilding and land development activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the venture. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At March 31, 2013 and December 31, 2012, these joint ventures were not consolidated in our consolidated financial statements since they were not VIEs, or if they were VIEs, we were not the primary beneficiary.

At March 31, 2013 and December 31, 2012, we had a variable interest in an unconsolidated joint venture determined to be a VIE. The joint venture, RRWS, LLC (“RRWS”), was formed in December 2012 and is owned 50% by the Company and 50% by a third-party real estate developer (the “Partner”). Several acquisition, development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. The Company and Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. The Company also has a maximum aggregate liability under the re-margin arrangements of the lesser of 50% of the outstanding balance or $35.0 million. The obligations of the Company and Partner under the re-margin arrangements are limited during the first two years of the loans. In addition to re-margin arrangements, the Partner, and several of its principals, executed repayment guarantees with no limit on their liability. At March 31, 2013 and December 31, 2012, outstanding bank notes payable were $50.4 million and $45.6 million, respectively, of which the Company has a maximum remargin obligation of $25.2 million and $22.8 million, respectively. The Company also has an indemnification agreement from the Partner, under which the Company could potentially recover a portion of any remargin payments made to the bank. However, the Company cannot provide assurance it could collect under this indemnity agreement.

In accordance with ASC 810, we determined we were not the primary beneficiary of RRWS because we did not have the power to direct activities that most significantly impact the economic performance of RRWS, such as determining or limiting the scope or purpose of the entity, selling or transferring property owned or controlled by the entity, and arranging financing for the entity.

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

In accordance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At March 31, 2013 and December 31, 2012, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At March 31, 2013, we had $0.6 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having a $30.8 million remaining purchase price. We also had $6.3 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $209.1 million remaining purchase price.

Our loss exposure on land option contracts consists of non-refundable deposits, which were $6.6 million and $5.0 million at March 31, 2013 and December 31, 2012, respectively, and capitalized preacquisition costs of $2.9 million and $2.0 million, respectively, which were included in inventory in the consolidated balance sheets.

9. Other Assets, Net

At March 31, 2013 and December 31, 2012, other assets were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Income tax receivable	$3,497	$3,497
Investments	9,232	12,078
Property and equipment, net	2,421	2,237
Prepaid professional fees	3,316	3,451
Prepaid loan fees	6,426	6,688
Prepaid bank fees	289	403
Deposits in lieu of bonds and letters of credit	7,993	7,110
Prepaid insurance	2,139	2,148
Other	1,582	1,515

Total other assets, net	$36,895	$39,127

Investments

Investments consist of available-for-sale securities, primarily private debt obligations, and are measured at fair value, which is based on quoted market prices or cash flow models. Accordingly, unrealized gains and temporary losses on investments, net of tax, are reported as accumulated other comprehensive income (loss). Realized gains and losses are determined using the specific identification method.

For the three months ended March 31, 2013 and 2012, realized gains on available-for-sale securities were zero.

Prepaid Professional and Loan Fees

In accordance with ASC 470, these amounts are debt issuance costs and are amortized as interest over the term of the related debt.

Deposits in Lieu of Bonds and Letters of Credit

We are required to make cash deposits in lieu of bonds with various agencies for some of our homebuilding projects. These deposits may be returned as the collateral requirements decrease or they are replaced with new bonds when available.

In June 2010, due to maturity of an unsecured bank line of credit, certain letters of credit were presented for payment by the holders and the proceeds therefrom were recorded as deposits in lieu of letters of credit. These deposits may be returned as collateral requirements decrease or they are replaced with new letters of credit.

10. Notes Payable

At March 31, 2013 and December 31, 2012, notes payable were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
$750.0 million 8.625% senior secured notes (“Secured Notes”), due May 2019	$750,000	$750,000
Promissory notes, interest ranging from 1% to 6%, maturing through 2014, secured by deeds of trust on inventory	8,897	8,209

Total notes payable	$758,897	$758,209

On May 10, 2011, our Secured Notes were issued at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. These notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At March 31, 2013 and December 31, 2012, accrued interest was $24.3 million and $8.1 million, respectively.

The indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the notes, sell certain assets, incur liens, merge with or into other companies, expand unto unrelated businesses, and enter in certain transaction with our affiliates. At March 31, 2013 and December 31, 2012, we were in compliance with these covenants.

11. Other Liabilities

At March 31, 2013 and December 31, 2012, other liabilities were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Completed operations	$131,250	$131,519
Warranty reserves	17,927	17,749
Deferred revenue/gain	30,141	30,902
Provisions for closed homes/communities	8,120	8,135
Deposits (primarily homebuyer)	18,889	15,684
Legal reserves	5,069	4,916
Accrued interest	24,258	8,086
Accrued compensation and benefits	5,935	4,697
Distributions payable	2,802	2,892
Deficit Distributions (see Note 7)	716	716
Other	8,628	7,922

Total other liabilities	$253,735	$233,218

Completed Operations

Reserves for completed operations primarily represent claims for property damage to completed homes and projects outside of our one-to-two year warranty period. Specific terms and conditions of completed operations claims vary depending on the market in which homes close and can range to 12 years from the close of a home. Expenses and liabilities are recorded for potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported, and is actuarially estimated using individual case-based valuations and statistical analysis. For policy years from August 1, 2001 through the present, completed operations claims are insured or reinsured through a combination of third-party and affiliate insurance carriers.

For the three months ended March 31, 2013 and 2012, changes in completed operations reserves were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance, beginning of the period	$131,519	$109,390
Reserves provided (relieved)	1,972	1,391
Claims paid	(2,241)	(6,801)

Balance, end of the period	$131,250	$103,980

Reserves provided (relieved) for completed operations are generally fully offset by changes in insurance receivables (see Note 5), however, premiums paid for completed operations are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record insurance receivables under applicable policies when recovery is probable. At March 31, 2013 and December 31, 2012, insurance receivables were $131.3 million and $131.5 million, respectively.

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

Warranty Reserve

We offer a limited one or two year warranty for our homes. Specific terms and conditions of these warranties vary depending on the market in which homes close. We estimate warranty costs to be incurred and record a liability and an expense to cost of sales when home revenue is recognized. We also include in our warranty reserve the uncovered losses related to completed operations coverage, which approximates 12.5% of the total property damage estimate. Factors affecting warranty liability include number of homes closed, historical and anticipated warranty claims, and cost per claim history and trends. We periodically assess adequacy of our warranty liabilities and adjust amounts as necessary.

For the three months ended March 31, 2013 and 2012, changes in warranty liability were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Balance, beginning of the period	$17,749	$17,358
Provision for warranties	1,745	1,475
Warranty costs paid	(1,567)	(2,173)

Balance, end of the period	$17,927	$16,660

Deferred Revenue/Gain

Deferred revenue/gain represents deferred profit on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At March 31, 2013 and December 31, 2012, deferred revenue/gain primarily represents the PIC Transaction described below.

Completed operations claims were insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009 for policy years August 1, 2001 to July 31, 2007, and its completed operations risks from August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third party insurance carriers to insure these policies. As a result of this novation, a $19.2 million gain was originally deferred and will be recognized as income (expense) when related claims are paid or actuarial estimates are adjusted. At March 31, 2013 and December 31, 2012, the unamortized deferred gain was $20.1 million and $20.3 million, respectively. For the three months ended March 31, 2013 and 2012, we recognized $0.2 million and $0.6 million, respectively, of this deferral as income, which was included in other income (expense), net.

Second, PIC entered into reinsurance agreements with various unrelated reinsurers that reinsured 100% of the completed operations risks from August 1, 2001 to July 31, 2005. As a result of the reinsurance, a $15.6 million gain was originally deferred and will be recognized as income (expense) when the related claims are paid or actuarial estimates are adjusted. At March 31, 2013 and December 31, 2012, the unamortized deferred gain was $8.0 million and $8.4 million, respectively. For the three months ended March 31, 2013 and 2012, we recognized $0.4 million and $0.2 million, respectively, of this deferral as income (expense), which was included in other income (expense), net.

As a result of the PIC Transaction, if the estimated ultimate loss to be paid under these policies exceeds the policy limits under the novation and reinsurance transactions, the shortfall is expected to be funded by JFSCI for the policies novated to JFSCI and by PIC for the policies they reinsured.

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. At March 31, 2013 and December 31, 2012, the remaining distribution payable was $2.8 million and $2.9 million, respectively.

12. Related Party Transactions

Related Party Receivables and Payables

At March 31, 2013 and December 31, 2012, receivables from related parties, net were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Note receivable from JFSCI	$24,403	$24,498
Note receivable from unconsolidated joint venture	274	268
Notes receivable from related parties	19,665	19,940
Reserves for note receivables from related parties	(12,787)	(12,766)
Receivables from related parties	2,698	2,088

Total receivables from related parties, net	$34,253	$34,028

In May 2011, concurrent with issuance of the Secured Notes, the previous unsecured receivable from JFSCI was partially paid down and the balance converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In 2013 and 2012, JFSCI elected to make prepayments, including accrued interest, of $0.3 million and $1.9 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until August 2014. At March 31, 2013 and December 31, 2012, the note receivable from JFSCI, including accrued interest, was $24.4 million and $24.5 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until August 2014, we do not anticipate collection risks on the note receivable from JFSCI.

At March 31, 2013 and December 31, 2012, note receivable from unconsolidated joint venture, including accrued interest, was $0.3 million and $0.3 million, respectively. The note receivable bears interest at 8% and matures in 2020. Further, this note earns additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of this note, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note. Based on these criteria, we do not anticipate collection risks on this note.

At March 31, 2013 and December 31, 2012, notes receivable from other related parties, including accrued interest, were $6.9 million and $7.2 million, respectively, net of related reserves of $12.8 million and $12.8 million, respectively. These notes are unsecured and mature from August 2016 through April 2021. At March 31, 2013 and December 31, 2012, these notes bore interest ranging from Prime less .75% (2.5%) to 4.25%. Quarterly, we evaluate collectability of these notes which includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. At December 31, 2009, based on these criteria, two notes receivable were deemed uncollectible and fully reserved. We do not anticipate collection risks on the other notes.

The Company, entities under common control and certain unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. The amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, are non-interest bearing, due on demand and generally paid monthly. At March 31, 2013 and December 31, 2012, these receivables were $2.7 million and $2.1 million, respectively, and these payables were $2.1 million and $0.1 million, respectively.

Real Property and Joint Venture Transactions

In May 2012, for a nominal amount, SHLP purchased the non-controlling member’s entire 16.7% interest in Vistancia, LLC, a consolidated joint venture. However, the distribution payable remained (see Note 11).

In March 2012, SHLP’s entire 58% interest in Shea Colorado, LLC (“SCLLC”), a consolidated joint venture with Shea Properties II, LLC, a related party and the non-controlling member, was redeemed by SCLLC. In valuing its 58% interest in SCLLC, and to ensure receipt of net assets of equal value to its ownership interest, SHLP used third-party real estate appraisals. The estimated fair value of the assets received by SHLP was $30.8 million. However, as the non-controlling member is a related party under common control, the assets and liabilities received by SHLP were recorded at net book value and the difference in SHLP’s investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to SHLP’s equity.

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

At March 31, 2013 and 2012, we were the managing member for nine and seven, respectively, unconsolidated joint ventures and received a management fee from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures and other associated costs. Fees from joint ventures representing reimbursement of our costs are recorded as a reduction to general and administrative expense. Fees from joint ventures representing amounts in excess of our costs are recorded as revenues. For the three months ended March 31, 2013, $1.6 million of management fees were offset against general and administrative expenses, and $0.1 million of management fees were included in revenues. For the three months ended March 31, 2012, $1.0 million of management fees were offset against general and administrative expenses, and $0.1 million of management fees were included in revenues.

Other Related Party Transactions

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three months ended March 31, 2013 and 2012, general and administrative expenses included $5.2 million and $4.0 million, respectively, for corporate services provided by JFSCI.

We lease office space from related parties under non-cancelable operating leases. Leases are for five to ten year terms and generally provide for five year renewal options. For the three months ended March 31, 2013 and 2012, related party rental expense was $0.1 million and $0.2 million, respectively.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverage provided by these third party insurance providers. Policies covering these risks are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the three months ended March 31, 2013 and 2012, amounts paid to affiliates for this retention insurance coverage were $3.9 million and $2.7 million, respectively.

13. Income Taxes

For the three months ended March 31, 2013, income tax benefit (expense) was $0.1 million, primarily from the decrease in the deferred tax asset valuation allowance. At March 31, 2013, the net deferred tax asset was $32.5 million, which primarily related to available loss carryforwards, inventory and investment impairments, and housing inventory and land basis differences. The $32.5 million deferred tax asset valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income as the housing recovery is in its early stages. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method of accounting for homebuilding activities by SHLP, SHI and subsidiaries. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, all of which have been filed. We expect the tax Court to render its decision sometime during 2013. We expect our position will prevail, and have accordingly, not recorded a liability for related taxes or interest for SHI and its subsidiaries. Furthermore, as a limited partnership, any income taxes, interest or penalties which may be imposed on SHLP are the responsibility of the Partners and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court rules in favor of the IRS, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $64 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $107 million to fund their related payments to the IRS and the applicable state taxing authorities. However, the amount we may pay on behalf of SHI and distribute to the partners of SHLP for this matter may not exceed $70.0 million. Any potential shortfall would be absorbed by the Partners of SHLP (see Note 15).

14. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and a general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return at Prime less 2.05% (1.2% at March 31, 2013 and December 31, 2012) per annum on unreturned capital balances. At March 31, 2013 and December 31, 2012, accumulated undistributed preferred returns for Series B holders were $21.3 million and $20.8 million, respectively. Series D holders have a 1% ownership interest and earn a preferred return at 7% per annum on unreturned preferred capital balances. At March 31, 2013 and December 31, 2012, accumulated undistributed preferred returns for Series D holders were $56.1 million and $52.8 million, respectively.

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

15. Contingencies and Commitments

At March 31, 2013 and December 31, 2012, certain unrecorded contingent liabilities and commitments were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint ventures (see Note 7)	25,219	22,805
Outstanding letters of credit	4,216	4,216
Costs to complete on surety bonds for Company projects	90,664	85,490
Costs to complete on surety bonds for joint venture projects	28,244	30,804
Costs to complete on surety bonds for related party projects	2,186	2,311
Water system connection rights purchase obligation	33,615	33,615

Total unrecorded contingent liabilities and commitments	$254,144	$249,241

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable, and are based on specific facts and circumstances, and we revise these estimates when necessary. At March 31, 2013 and December 31, 2012, we had reserves of $5.1 million and $4.9 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At March 31, 2013, the range of reasonably possible losses in excess of amounts recorded was not material.

As described in Note 13, in 2009, we filed a petition with the Tax Court regarding our position on the completed contract method of accounting (“CCM”) for homebuilding activities. The Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, all of which have been filed. We expect the Tax Court to render its decision sometime during 2013. We expect our position will prevail, and accordingly, no liability for related taxes or interest has been recorded. However, if the Tax Court rules in favor of the IRS, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $64 million and SHLP could be obligated to make a distribution to the Partners up to $107 million to fund their related payments to the IRS and the applicable state taxing authorities.

The indenture governing the Secured Notes restricts SHLP’s ability to make distributions to its partners pursuant to the Tax Distributions Agreement in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess. The initial Maximum CCM Payment is $70.0 million, which will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of CCM and payments made by SHLP on certain guarantee obligations described in the indenture. SHLP and SHI expect to pay any CCM-related tax liability from existing cash, cash from operations and, to the extent SHLP is required by the Tax Distribution Agreement to pay amounts in excess of the Maximum CCM Payment, from cash equity contributions by JFSCI.

Letters of Credit, Surety Bonds and Project Obligations

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At March 31, 2013 and December 31, 2012, outstanding letters of credit against the letter of credit facility was $4.2 million and $4.2 million, respectively.

We are required to provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At March 31, 2013, there was $90.7 million of costs to complete in connection with $180.2 million of surety bonds issued. At December 31, 2012, there was $85.5 million of costs to complete in connection with $186.0 million of surety bonds issued.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At March 31, 2013, there was $28.2 million of costs to complete in connection with $68.0 million of surety bonds issued for unconsolidated joint venture projects, and a $2.2 million of costs to complete in connection with $5.8 million of surety bonds issued for related party projects. At December 31, 2012, there was $30.8 million of costs to complete in connection with $71.6 million of surety bonds issued for unconsolidated joint venture projects, and a $2.3 million of costs to complete in connection with $6.1 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. At March 31, 2013 and December 31, 2012, in connection with a credit support arrangement, there was $6.0 million and $4.9 million, respectively, reimbursable to us from a metro-district in Colorado.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At March 31, 2013 and December 31, 2012, in connection with certain funding arrangements, there was $13.1 million and $16.3 million, respectively, reimbursable to us from certain metro-districts, including $11.4 million and $11.9 million, respectively, from a metro-district in Colorado.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, the Company effectively remains a 10% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At March 31, 2013 and December 31, 2012, the Company exceeded the minimum tangible net worth requirement.

In one consolidated homebuilding project, we have contractual obligations to purchase and receive water system connection rights which, at March 31, 2013 and December 31, 2012, were $33.6 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

16. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$25	$(2,445)
Interest paid, net of amounts capitalized	$109	$14
Supplemental disclosure of noncash activities
Unrealized gain (loss) on available-for-sale investments, net	$130	$1,443
Reclassification of Deficit Distributions to (from) unconsolidated joint ventures from (to) other liabilities	$0	$(25)
Purchase of land in exchange for note payable	$929	$319
Elimination of joint venture inventory, receivables from related parties and other assets	$0	$(41,600)
Elimination of joint venture note payable and other liabilities	$0	$(1,949)
Redemption of Company’s interest in consolidated joint venture and elimination of non-controlling interest, less cash retained by non-controlling interest	$0	$(39,651)

17. Segment Information

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

In accordance with ASC 280, in determining the most appropriate aggregation of our homebuilding communities, we also considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.

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

Financial information relating to reportable segments was as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Total assets:
Southern California	$207,907	$213,481
San Diego	162,283	148,272
Northern California	281,419	256,728
Mountain West	304,799	297,276
South West	117,716	105,470
Other	6,831	6,943

Total homebuilding assets	1,080,955	1,028,170
Corporate	302,548	345,367

Total assets	$1,383,503	$1,373,537

	March 31, 2013	December 31, 2012
	(In thousands)
Inventory:
Southern California	$157,274	$161,700
San Diego	141,707	129,895
Northern California	246,861	226,307
Mountain West	236,101	227,130
South West	96,623	89,756
Other	3,066	2,865

Total inventory	$881,632	$837,653

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues:
Southern California	$40,157	$26,379
San Diego	9,629	14,107
Northern California	27,647	25,960
Mountain West	22,306	18,594
South West	33,533	19,515
Other	1,567	805

Total homebuilding revenues	134,839	105,360
Corporate	121	243

Total revenues	$134,960	$105,603

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Income (loss) before income taxes:
Southern California	$7,891	$1,974
San Diego	(1,424)	1
Northern California	1,893	817
Mountain West	(2,784)	(3,367)
South West	1,055	(1,657)
Other	(74)	(249)

Total homebuilding income (loss) before income taxes	6,557	(2,481)
Corporate	221	1,531

Total income (loss) before income taxes	$6,778	$(950)

18. Supplemental Guarantor Information

The obligations under the Secured Notes are not guaranteed by any SHLP joint venture where SHLP and Shea Homes Funding Corp., a wholly owned subsidiary (collectively “SHLP Corp.”), does not own 100% of the economic interest, including those that are consolidated, and the collateral securing the Secured Notes does not include a pledge of the capital stock of any subsidiary if such pledge would result in a requirement that SHLP Corp file separate financial statements with respect to such subsidiary pursuant to Rule 3-16 of Regulation S-X under the Securities Act.

Pursuant to the indenture governing the Secured Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indenture, namely (1) upon the sale or other disposition (including by way of consolidation or merger) of such guarantor, (2) upon sale of disposition of all or substantially all the assets of such guarantor, (3) upon the designation of such guarantor as an unrestricted subsidiary for covenant purposes in accordance with the terms of the indenture, (4) upon a legal defeasance or covenant defeasance pursuant, or (5) upon the full satisfaction of our obligations under the indenture.

Presented herein are the condensed consolidated financial statements provided for in Rule 3-10(f) of Regulation S-K under the Securities Act for the guarantor subsidiaries and non-guarantor subsidiaries.

Condensed Consolidating Balance Sheet

March 31, 2013

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$211,392	$15,389	$24,697	$0	$251,478
Restricted cash	1,745	835	108	0	2,688
Accounts and other receivables, net	120,843	23,126	34,141	(33,359)	144,751
Receivables from related parties, net	9,375	24,856	22	0	34,253
Inventory	602,080	278,440	1,916	(804)	881,632
Investments in unconsolidated joint ventures	17,515	986	13,305	0	31,806
Investments in subsidiaries	681,926	65,365	93,316	(840,607)	0
Other assets, net	17,931	18,936	28	0	36,895

Total assets	$1,662,807	$427,933	$167,533	$(874,770)	$1,383,503

Liabilities and equity
Liabilities:
Notes payable	$758,897	$0	$0	$0	$758,897
Payables to related parties	20	0	4	2,096	2,120
Accounts payable	22,875	19,412	250	0	42,537
Other liabilities	184,099	36,883	66,917	(34,164)	253,735
Intercompany	371,110	(396,669)	27,654	(2,095)	0

Total liabilities	1,337,001	(340,374)	94,825	(34,163)	1,057,289
Equity:
SHLP equity:
Owners’ equity	321,159	763,660	72,300	(835,960)	321,159
Accumulated other comprehensive income	4,647	4,647	0	(4,647)	4,647

Total SHLP equity	325,806	768,307	72,300	(840,607)	325,806
Non-controlling interests	0	0	408	0	408

Total equity	325,806	768,307	72,708	(840,607)	326,214

Total liabilities and equity	$1,662,807	$427,933	$167,533	$(874,770)	$1,383,503

(a)	Includes Shea Homes Funding Corp., whose financial position at March 31, 2013 was not material.

Condensed Consolidating Balance Sheet

December 31, 2012

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$216,914	$48,895	$13,947	$0	$279,756
Restricted cash	11,999	875	157	0	13,031
Accounts and other receivables, net	117,560	23,537	35,250	(35,058)	141,289
Receivables from related parties, net	8,271	25,668	89	0	34,028
Inventory	572,010	264,459	1,918	(734)	837,653
Investments in unconsolidated joint ventures	13,948	984	13,721	0	28,653
Investments in subsidiaries	672,388	64,971	93,883	(831,242)	0
Other assets, net	17,712	21,388	27	0	39,127

Total assets	$1,630,802	$450,777	$158,992	$(867,034)	$1,373,537

Liabilities and equity
Liabilities:
Notes payable	$758,209	$0	$0	$0	$758,209
Payables to related parties	26	0	0	99	125
Accounts payable	34,384	27,879	475	0	62,738
Other liabilities	162,894	36,700	69,416	(35,792)	233,218
Intercompany	356,451	(376,420)	20,068	(99)	0

Total liabilities	1,311,964	(311,841)	89,959	(35,792)	1,054,290
Equity:
SHLP equity:
Owners’ equity	314,321	758,101	68,624	(826,725)	314,321
Accumulated other comprehensive income	4,517	4,517	0	(4,517)	4,517

Total SHLP equity	318,838	762,618	68,624	(831,242)	318,838
Non-controlling interests	0	0	409	0	409

Total equity	318,838	762,618	69,033	(831,242)	319,247

Total liabilities and equity	$1,630,802	$450,777	$158,992	$(867,034)	$1,373,537

(b)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2012 was not material.

Condensed Consolidating Statement of Operations and Comprehensive income (Loss)

Three Months Ended March 31, 2013

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$69,965	$59,175	$5,820	$0	$134,960
Cost of sales	(55,780)	(47,386)	(353)	95	(103,424)

Gross margin	14,185	11,789	5,467	95	31,536
Selling expenses	(5,206)	(3,390)	(1,558)	0	(10,154)
General and administrative expenses	(7,571)	(3,497)	(889)	0	(11,957)
Equity in income (loss) from unconsolidated joint ventures, net	(663)	(19)	50	0	(632)
Equity in income (loss) from subsidiaries	9,407	395	(533)	(9,269)	0
Gain (loss) on reinsurance transaction	0	0	648	0	648
Interest expense	(2,434)	(999)	0	0	(3,433)
Other income (expense), net	(877)	1,241	501	(95)	770

Income (loss) before income taxes	6,841	5,520	3,686	(9,269)	6,778
Income tax benefit (expense)	(3)	70	(8)	0	59

Net income (loss)	6,838	5,590	3,678	(9,269)	6,837
Less: Net loss (income) attributable to non-controlling interests	0	0	1	0	1

Net income (loss) attributable to SHLP	$6,838	$5,590	$3,679	$(9,269)	$6,838

Comprehensive income (loss)	$6,968	$5,720	$3,678	$(9,399)	$6,967

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Operations and Comprehensive Income (loss)

Three Months Ended March 31, 2012

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$67,786	$36,327	$1,490	$0	$105,603
Cost of sales	(54,206)	(30,707)	(186)	64	(85,035)

Gross margin	13,580	5,620	1,304	64	20,568
Selling expenses	(5,379)	(2,992)	(981)	0	(9,352)
General and administrative expenses	(5,604)	(2,051)	(596)	0	(8,251)
Equity in income (loss) from unconsolidated joint ventures, net	129	(24)	(38)	0	67
Equity in income (loss) from subsidiaries	3,751	(853)	(1,277)	(1,621)	0
Gain (loss) on reinsurance transaction	0	0	796	0	796
Interest expense	(5,958)	(326)	(4)	0	(6,288)
Other income (expense), net	(926)	1,845	655	(64)	1,510

Income (loss) before income taxes	(407)	1,219	(141)	(1,621)	(950)
Income tax benefit (expense)	(4)	752	4	0	752

Net income (loss)	(411)	1,971	(137)	(1,621)	(198)
Less: Net loss (income) attributable to non-controlling interests	0	0	(213)	0	(213)

Net income (loss) attributable to SHLP	$(411)	$1,971	$(350)	$(1,621)	$(411)

Comprehensive income (loss)	$1,032	$3,414	$(137)	$(3,064)	$1,245

(b)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(16,223)	$(16,369)	$2,633	$1,996	$(27,963)

Investing activities
Investments in unconsolidated joint ventures	(4,011)	(17)	0	0	(4,028)
Other investing activities	295	3,159	500	0	3,954

Net cash provided by (used in) investing activities	(3,716)	3,142	500	0	(74)

Financing activities
Intercompany	14,658	(20,279)	7,617	(1,996)	0
Principal payments to financial institutions and others	(241)	0	0	0	(241)

Net cash provided by (used in) financing activities	14,417	(20,279)	7,617	(1,996)	(241)

Net increase (decrease) in cash and cash equivalents	(5,522)	(33,506)	10,750	0	(28,278)
Cash and cash equivalents at beginning of period	216,914	48,895	13,947	0	279,756

Cash and cash equivalents at end of period	$211,392	$15,389	$24,697	$0	$251,478

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(13,867)	$236	$22,583	$739	$9,691

Investing activities
Net collections (advances) on promissory notes from related parties	282	(247)	(143)	0	(108)
Other investing activities	(109)	154	(289)	0	(244)

Net cash provided by (used in) investing activities	173	(93)	(432)	0	(352)

Financing activities
Principal payments to financial institutions and others	(402)	0	(199)	0	(601)
Intercompany	24,223	803	(24,287)	(739)	0
Other financing activities	0	0	1,234	0	1,234

Net cash provided by (used in) financing activities	23,821	803	(23,252)	(739)	633

Net increase (decrease) in cash and cash equivalents	10,127	946	(1,101)	0	9,972
Cash and cash equivalents at beginning of period	157,511	96,100	14,755	0	268,366

Cash and cash equivalents at end of period	$167,638	$97,046	$13,654	$0	$278,338

(b)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

In accordance with ASC 280, in determining the most appropriate aggregation of our homebuilding communities, we also considered similar economic and other characteristics, including product types, average selling prices, gross profits, production processes, suppliers, subcontractors, regulatory environments, land acquisition results, and underlying demand and supply.

Our Corporate segment primarily provides management services to our operating segments, and includes results of our captive insurance provider, which primarily administers claims reinsured by third-party carriers and the deductibles and retentions under those third party policies. Results of our insurance brokerage services business are also included in our Corporate segment.

Overview

Improvement in housing market conditions continued in the first quarter of 2013. For the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, net homes sales orders increased 4%, net homes sales orders per community increased 33%, homes closed increased 27% and homebuilding revenues increased 28%. Gross margin as a percentage of revenues improved from 19.5% to 23.4%. We have $263.4 million in cash, cash equivalents, restricted cash and investments and we expect to continue to invest in land opportunities in desirable locations to supplement our existing land positions.

	Three Months Ended March 31,
	2013	2012	% Change
	(Dollars in thousands)
Revenues	$134,960	$105,603	28%
Cost of sales	(103,424)	(85,035)	22

Gross margin	31,536	20,568	53
Selling expenses	(10,154)	(9,352)	9
General and administrative expenses	(11,957)	(8,251)	45
Equity in income (loss) from unconsolidated joint ventures	(632)	67	—
Gain (loss) on reinsurance transaction	648	796	(19)
Interest expense	(3,433)	(6,288)	(45)
Other income (expense), net	770	1,510	(49)

Income (loss) before income taxes	6,778	(950)	—
Income tax benefit (expense)	59	752	(92)

Net income (loss)	6,837	(198)	—
Less: Net loss (income) attributable to non-controlling interests	1	(213)	—

Net income (loss) attributable to SHLP	$6,838	$(411)	—%

Comprehensive income (loss)	$6,967	$1,245	460%

For the three months ended March 31, 2013, net income (loss) attributable to SHLP was $6.8 million compared to $(0.4) million for the three months ended March 31, 2012. This increase in income was primarily attributable to an $11.0 million improvement in gross margins (driven by higher revenues and gross margin percentage) and a $2.9 million decrease in interest expense, partially offset by a $3.7 million increase in general and administrative expenses (driven by increased compensation expenses), an $0.8 million increase in selling expenses and a $0.7 million decrease in other income.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three months ended March 31, 2013 are not necessarily indicative of results expected for the year ended December 31, 2013.

Revenues

Revenues are derived primarily from home closings and land sales. House and land revenues are recorded at closing. Management fees from homebuilding ventures and projects are in other homebuilding revenues. Revenues generated from corporate, insurance brokerage services, and our captive insurance company, Partners Insurance Company (“PIC”), are in other revenues.

	Three Months Ended March 31,
	2013	2012	% Change
	(Dollars in thousands)
Revenues:
House revenues	$131,486	$100,905	30%
Land revenues	2,929	3,963	(26)
Other homebuilding revenues	424	492	(14)

Total homebuilding revenues	134,839	105,360	28
Other revenues	121	243	(50)

Total revenues	$134,960	$105,603	28%

For the three months ended March 31, 2013, total revenues were $135.0 million compared to $105.6 million for the three months ended March 31, 2012. This increase was primarily attributable to a 27% increase in homes closed and a 3% increase in the average selling price (“ASP”) of homes closed.

For the three months ended March 31, 2013 and 2012, homebuilding revenues by segment were as follows:

	Three Months Ended March 31,
	2013	2012	% Change
	(Dollars in thousands)
Southern California:
House revenues	$37,975	$23,318	63%
Land revenues	2,175	3,057	(29)
Other homebuilding revenues	7	4	75

Total homebuilding revenues	$40,157	$26,379	52%

San Diego:
House revenues	$9,627	$14,104	(32)%
Land revenues	0	0	0
Other homebuilding revenues	2	3	(33)

Total homebuilding revenues	$9,629	$14,107	(32)%

Northern California:
House revenues	$27,522	$25,824	7%
Land revenues	0	0	0
Other homebuilding revenues	125	136	(8)

Total homebuilding revenues	$27,647	$25,960	6%

Mountain West:
House revenues	$21,369	$17,552	22%
Land revenues	754	906	(17)
Other homebuilding revenues	183	136	35

Total homebuilding revenues	$22,306	$18,594	20%

South West:
House revenues	$33,426	$19,302	73%
Land revenues	0	0	0
Other homebuilding revenues	107	213	(50)

Total homebuilding revenues	$33,533	$19,515	72%

Other:
House revenues	$1,567	$805	95%
Land revenues	0	0	0
Other homebuilding revenues	0	0	0

Total homebuilding revenues	$1,567	$805	95%

For the three months ended March 31, 2013, total homebuilding revenues were $134.8 million compared to $105.4 million for the three months ended March 31, 2012. This increase was primarily attributable to a 27% increase in homes closed and an 3% increase in the ASP of homes closed. The increase in the ASP of homes closed was primarily attributable to the general increase in new home prices, net of a shift to lower priced homes in certain markets.

For the three months ended March 31, 2013 and 2012, homes closed, and ASP of homes closed, by segment were as follows:

	Three Months Ended March 31,
	2013	2012	% Change
Homes closed:
Southern California	51	47	9%
San Diego	23	27	(15)
Northern California	61	57	7
Mountain West	53	38	39
South West	108	65	66
Other	6	4	50

Total consolidated	302	238	27
Unconsolidated joint ventures	27	20	35

Total homes closed	329	258	28%

	Three Months Ended March 31,
	2013	2012	% Change
ASP of homes closed:
Southern California	$744,608	$496,128	50%
San Diego	418,565	522,370	(20)
Northern California	451,180	453,053	0
Mountain West	403,189	461,895	(13)
South West	309,500	296,954	4
Other	261,167	201,250	30

Total consolidated	435,384	423,971	3
Unconsolidated joint ventures	339,630	309,800	10

Total ASP of homes closed	$427,526	$415,120	3%

Home closings increased year over year in each segment, except San Diego, as a result of the positive order trends over the past few quarters. The decrease in the San Diego segment was due to a 36% reduction in active selling communities compared to 2012. The increase in the average selling price of homes closed was primarily due to general price increases in all of our Southern California and South West segments, partially offset by a shift to lower-priced homes delivered in our San Diego and Mountain West segments, which also experienced general increases in new home prices.

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments.

Gross margins for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	Gross Margin %	2012	Gross Margin %
	(Dollars in thousands)
Gross margin	$31,536	23.4%	$20,568	19.5%

For the three months ended March 31, 2013, total gross margin was $31.5 million compared to $20.6 million for the three months ended March 31, 2012. This increase was primarily attributable to increased homes closed and higher margins resulting from general price increases experienced in all of our segments, net of higher labor and material costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012	% Change
	(Dollars in thousands)
Total homebuilding revenues	$134,839	$105,360	28%
Selling expense	$10,154	$9,352	9%

% of total homebuilding revenues	7.5%	8.9%

General and administrative expense	$11,957	$8,251	45%

% of total homebuilding revenues	8.9%	7.8%

Total selling, general and administrative expense	$22,111	$17,603	26%

% of total homebuilding revenues	16.4%	16.7%

Selling Expense

For the three months ended March 31, 2013, selling expense was $10.2 million compared to $9.4 million for the three months ended March 31, 2012, but decreased as a percentage of revenues due to the increase in homebuilding revenues.

General and Administrative Expense

For the three months ended March 31, 2013, general and administrative expense was $11.9 million compared to $8.3 million for the three months ended March 31, 2012. The increase was primarily due to increased compensation expenses.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in real property development.

For the three months ended March 31, 2013, equity in income (loss) from unconsolidated joint ventures was ($0.6) million compared to $0.1 million for the three months ended March 31, 2012. For the three months ended March 31, 2013 and 2012, there were no significant earnings or losses from any unconsolidated joint venture.

Gain (Loss) on Reinsurance Transaction

Completed operations claims were previously insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of transactions (the “PIC Transaction”) in which these policies were either novated to JFSCI or reinsured with third-party insurance carriers. As a result of the PIC Transaction, a $34.8 million gain was deferred and to be recognized as income (expense) when related claims are paid or actuarial estimates are adjusted.

For the three months ended March 31, 2013 and 2012, a $0.6 million and $0.8 million gain was recognized based on claims paid.

Interest Expense

Interest expense represents interest incurred and not capitalized. For the three months ended March 31, 2013 and 2012, most interest incurred was capitalized to inventory with the remainder expensed since debt exceeded the qualified asset amount. Assets qualify for interest capitalization during their development and other qualifying activities such as construction; however, the qualifying amount is limited to the amount of debt. Interest incurred that is associated with non-qualifying amounts was expensed.

For the three months ended March 31, 2013, interest expense was $3.4 million compared to $6.3 million for the three months ended March 31, 2012. This decrease was primarily attributable to higher qualified assets.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income, gains (losses) on sales of investments, pre-acquisition costs and deposit write-offs, property tax expense and other income (expense). Interest income is primarily from related party notes receivables, investments and interest bearing cash accounts.

For the three months ended March 31, 2013 and 2012, other income (expense), net was as follows:

	Three Months Ended March 31,
	2013	2012	% Change
	(Dollars in thousands)
Other income (expense), net:
Interest income	$620	$1,319	(53)%
Gain on sale of investments	10	23	(57)
Other income (expense)	140	168	(17)

Total other income (expense), net	$770	$1,510	(49)%

For the three months ended March 31, 2013, other income (expense), net was $0.8 million compared to $1.5 million for the three months ended March 31, 2012. This decrease was primarily attributable to decreased interest income in the Company’s bank and investment accounts.

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

At March 31, 2013 and December 31, 2012, net deferred tax assets of SHI before reserves were $32.5 million and $32.7 million, respectively, which primarily related to available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. The $32.5 million deferred tax asset valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income as the housing recovery is in its early stages. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance.

For the three months ended March 31, 2013, income tax benefit (expense) was $0.1 million compared to $0.8 million for the three months ended March 31, 2012. This change was primarily attributable to the adjustment to the valuation allowance for the reduction in deferred tax asset associated with the unrealized gains in investments held by SHI.

Net Loss (Income) Attributable to Non-Controlling Interests

Joint ventures are consolidated when we have a controlling interest or, absent a controlling interest, can substantially influence its business. Net loss (income) attributable to non-controlling interests represents the share of loss (income) attributable to the parties having a non-controlling interest.

For the three months ended March 31, 2013, net loss (income) attributable to non-controlling interests was $0 million compared to $0.2 million for the three months ended March 31, 2012. There were no significant activities for the three months ended March 31, 2013 and 2012, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss) attributable to unrealized gains (losses) from investments, net of reclassification adjustments for realized gains (losses) and tax benefit (expense).

For the three months ended March 31, 2013 and 2012, other comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2013	2012	% Change
	(Dollars in thousands)
Comprehensive income (loss):
Net income (loss)	$6,837	$(198)	—%
Unrealized gains (losses) on investments, net	130	1,443	(91)

Total comprehensive income (loss), net	$6,967	$1,245	460%

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

For the three months ended March 31, 2013 and 2012, home sales orders, net of cancellations, were as follows:

	Three Months Ended March 31,
	2013	2012	% Change
Home sales orders, net:
Southern California	54	70	(23)%
San Diego	91	53	72
Northern California	120	121	(1)
Mountain West	112	89	26
South West	140	154	(9)
Other	2	12	(83)

Total consolidated	519	499	4
Unconsolidated joint ventures	46	43	7

Total home sales orders, net	565	542	4%

For the three months ended March 31, 2013 and 2012, cancellation rates were as follows:

	Three Months Ended March 31,
	2013	2012
Cancellation rates:
Southern California	11%	14%
San Diego	19	31
Northern California	9	8
Mountain West	13	14
South West	15	13
Other	33	20

Total consolidated	14%	15%
Unconsolidated joint ventures	19	12

Total cancellation rates	14%	14%

For the three months ended March 31, 2013 and 2012, average active selling communities were as follows:

	Three Months Ended March 31,
	2013	2012	% Change
Average number of active selling communities:
Southern California	5	10	(50)%
San Diego	7	11	(36)
Northern California	12	15	(20)
Mountain West	14	13	8
South West	16	19	(16)
Other	2	3	(33)

Total consolidated	56	71	(21)
Unconsolidated joint ventures	11	12	(8)

Total average number of active selling communities	67	83	(19)%

For the three months ended March 31, 2013, consolidated home sales orders per active selling community were 9.3, or 3.1 per month, compared to 7.0, or 2.3 per month, for the three months ended March 31, 2012. The increase for the three months ended March 31, 2013 reflects the improved market conditions in each segment compared to the three months ended March 31, 2012. The improvement in housing demand for the three months ended March 31, 2013 is also reflected in our lower cancellation rates and higher traffic.

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

The increase in the number of homes in backlog at March 31, 2013 compared to March 31, 2012, is due to the increased sales activity over the past several quarters as a result of the improving housing market conditions in all of our segments.

At March 31, 2013 and 2012, sales order backlog was as follows:

	Homes		Sales Value		ASP
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
			(In thousands)		(In thousands)
Backlog:
Southern California	126	82	$93,404	$38,831	$741	$474
San Diego	175	65	80,748	27,037	461	416
Northern California	300	169	143,452	85,626	478	507
Mountain West	271	146	125,073	63,873	462	437
South West	244	241	78,580	64,259	322	267
Other	12	19	3,182	4,273	265	225

Total consolidated	1,128	722	524,439	283,899	465	393
Unconsolidated joint ventures	103	57	31,837	17,917	309	314

Total backlog	1,231	779	$556,276	$301,816	$452	$387

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

At March 31, 2013, December 31, 2012 and March 31, 2012, total lots owned or controlled were as follows:

	March 31, 2013	December 31, 2012	% Change from December 31, 2012	March 31, 2012	% Change from March 31, 2012
Lots owned or controlled by segment:
Southern California	1,938	1,989	(3)%	1,197	62%
San Diego	746	764	(2)	752	(1)
Northern California	3,166	3,182	(1)	3,968	(20)
Mountain West	10,383	10,074	3	9,988	4
South West	2,442	1,876	30	1,846	32
Other	19	25	(24)	52	(63)

Total consolidated	18,694	17,910	4	17,803	5
Unconsolidated joint ventures	3,802	3,874	(2)	1,956	94

Total lots owned or controlled	22,496	21,784	3%	19,759	14%

Lots owned or controlled by ownership type:
Lots owned for homebuilding	6,459	6,448	0%	6,467	0%
Lots owned and held for sale	3,293	3,382	(3)	3,510	(6)
Lots optioned or subject to contract for homebuilding	5,908	5,046	17	4,792	23
Lots optioned or subject to contract that will be held for sale	3,034	3,034	0	3,034	0
Unconsolidated joint venture lots	3,802	3,874	(2)	1,956	94

Total lots owned or controlled	22,496	21,784	3%	19,759	14%

At March 31, 2013, December 31, 2012 and March 31, 2012, total homes under construction and completed homes were as follows:

	March 31, 2013	December 31, 2012	% Change from December 31, 2012	March 31, 2012	% Change from March 31, 2012
Homes under construction:
Sold	793	630	26%	387	104%
Unsold	71	133	(47)	103	(31)

Total consolidated	864	763	13	490	76
Unconsolidated joint ventures	65	64	2	39	67

Total homes under construction	929	827	12%	529	76%

Completed homes:(a)
Sold(b)	67	41	63%	50	34%
Unsold	27	22	23	51	(47)

Total consolidated	94	63	49	101	(7)
Unconsolidated joint ventures	21	9	133	19	(11)

Total completed homes	115	72	60%	120	(4)%

(a)	Excludes model homes
(b)	Sold but not closed

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs have been primarily funded from cash on our balance sheet and our homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. In addition, the Company has, and will continue to utilize, land option contracts, public and private note offerings, land seller notes, joint venture structures (which typically obtain project level financing to reduce the amount of partner capital invested), assessment district bond financing, letters of credit and surety bonds, tax refunds and proceeds from related party note receivables as sources of liquidity. At present, we do not have a revolving credit facility to fund short-term cash liquidity needs. At March 31, 2013, cash and cash equivalents were $251.5 million, restricted cash was $2.7 million and total debt was $758.9 million, compared to cash and cash equivalents of $279.8 million, restricted cash of $13.0 million and total debt of $758.2 million at December 31, 2012. Restricted cash includes customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds.

Based on our financial condition, we believe existing cash, cash equivalents, cash from operations and the other sources available to us will likely be sufficient to provide for our cash requirements in the next twelve months. However, as we approach the end of this twelve month period, it is likely we will need additional sources of capital to fund our growth objectives, otherwise we would have to make adjustments to our land acquisition and development expenditures. Those sources, if available, could be from a secured or unsecured credit facility, new secured or unsecured notes or a combination of these. In evaluating this sufficiency for the next twelve months, we considered the expected cash flow to be generated by homebuilding operations, our current cash position and other sources of liquidity available to us, compared to anticipated cash requirements for interest payments on the Secured Notes, land purchase commitments, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

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

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our use of the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, all of which have been filed. We expect the Tax Court to render its decision sometime during 2013. Resolution of this matter, either through settlement or adjudication, may require payments (a) from SHI to the IRS and the applicable state taxing authorities for its income tax liability and interest and (b) from SHLP to its partners pursuant to the Tax Distribution Agreement for their liability attributable to SHLP’s income taxes and interest. We expect our position will prevail, but for adjudication contrary to our position, which is reasonably possible, the total amount of the SHI’s payment to the IRS and applicable state taxing authorities could be up to $64 million and the required distributions to SHLP’s partners pursuant to the Tax Distribution Agreement could be up to $107 million.

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

If necessary, SHLP and SHI expect to pay any CCM-related tax liability from existing cash, cash from operations and, to the extent SHLP is required by the Tax Distribution Agreement to pay amounts in excess of the Maximum CCM Payment, from cash equity contributions by JFSCI. However, cash from homebuilding operations may be insufficient to cover such payments. See “Risk Factors—The IRS has disallowed certain income recognition methodologies. If we are unsuccessful in appealing this decision, we could become subject to a substantial tax liability from previous years” and “Risk Factors—Under our Tax Distribution Agreement, we are required to make distributions to our equity holders from time to time based on their ownership in SHLP, which is a limited partnership and, under certain circumstances, those distributions may occur even if SHLP does not have taxable income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

We are unable to extend our evaluation of the sufficiency of our liquidity beyond twelve months, and we cannot assure in the future our homebuilding operations will generate sufficient cash flow to enable us to grow our business, service our indebtedness, make payments toward land purchase commitments, or fund our joint ventures. For more information, see “Risk Factors—Our ability to generate sufficient cash or access other limited sources of liquidity to operate our business and service our debt depends on many factors, some of which are beyond our control” and “Risk Factors—We have a significant number of contingent liabilities, and if any are satisfied by us, could have a material adverse effect on our liquidity and results of operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The following tables present cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$(27,963)	$9,691
Investing activities	(74)	(352)
Financing activities	(241)	633

Net increase (decrease) in cash	$(28,278)	$9,972

Cash from Operating Activities

For the three months ended March 31, 2013, cash provided by (used in) operating activities was $(28.0) million compared to $9.7 million for the three months ended March 31, 2012. This decrease was primarily attributable to increased land acquisitions, land development and construction costs of $57.4 million and reduced collections of accounts receivables of $13.4 million, partially offset by cash receipts from increased homes closed of $30.6 million and the release of $10.0 million restricted cash used as collateral for potential obligations paid by the Company’s bank.

Cash from Investing Activities

For the three months ended March 31, 2013, cash provided by (used in) investing activities was $(0.1) million compared to $(0.4) million for the three months ended March 31, 2012. This decrease was primarily attributable to increased investments in unconsolidated land development and homebuilding joint ventures formed in December 2012, partially offset by proceeds from the maturity and sale of available-for-sale investments.

Cash from Financing Activities

For the three months ended March 31, 2013, cash provided by (used in) financing activities was $(0.2) million compared to $0.6 million for the three months ended March 31, 2012. This decrease was primarily attributable to reduced contributions from non-controlling interests, net of distributions, partially offset by reduced principal payments to financial institutions and others.

Notes Payable

At March 31, 2013 and December 31, 2012, notes payable were as follows:

	March 31, 2013	December 31, 2012
Notes payable:
Senior secured notes	$750,000	$750,000
Other secured promissory notes	8,897	8,209

Total notes payable	$758,897	$758,209

On May 10, 2011, our Secured Notes were issued at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. These notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At March 31, 2013 and December 31, 2012, accrued interest was $24.3 million and $8.1 million, respectively.

The indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with affiliates. At March 31, 2013 and December 31, 2012, we were in compliance with these covenants.

The indenture governing the Secured Notes provides that we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the indenture governing the Secured Notes, the “Indenture”) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the Indenture) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At March 31, 2013, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 1.44.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, and purchase obligations for water system connection rights. At March 31, 2013, there were no material changes to contractual obligations from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts as a method of acquiring large tracts of land in smaller parcels to better manage financial and market risk of holding land and to reduce use of funds. Option contracts generally require a non-refundable deposit after a diligence period for the right to acquire lots over a specified period of time at a predetermined price. However, in certain circumstances, the purchase price may not, in whole or in part, be determinable and payable until the homes or lots are sold. In such instances, an estimated purchase price for the unknown portion is not included in the total remaining purchase price. At March 31, 2013, we had owned or controlled 7,343 lots in Colorado for which the entire purchase price is determined at the time the underlying lots is sold to a home buyer or other purchaser of the lot. At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letters of credit with no further financial responsibility to the land seller. However, purchase contracts can contain additional development obligations that must be completed even if a contract is terminated.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At March 31, 2013, we had $6.9 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $239.9 million, compared to $5.3 million and $200.2 million, respectively, at December 31, 2012.

Water System Connection Rights

At one of our consolidated homebuilding projects, we have a contractual obligation to purchase and receive water system connection rights which, at March 31, 2013, were $33.6 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures for the following purposes:

•	leveraging our capital base;

•	managing and reducing financial and market risks of holding land;

•	establishing strategic alliances;

•	accessing lot positions; and

•	expanding market share.

These joint ventures typically obtain secured acquisition, development and construction financing, each designed to reduce use of corporate funds.

At March 31, 2013 and December 31, 2012, total unconsolidated joint ventures’ notes payable were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$50,437	$45,610
Non-Guaranteed	9,532	22,894

Total bank and seller notes payable (a)	59,969	68,504

Partner notes payable:
Unsecured (b)	5,296	5,296

Total unconsolidated joint venture notes payable	$65,265	$73,800

Other unconsolidated joint venture notes payable (c)	$36,481	$57,839

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable.
(c)	We have an indirect effective ownership in two joint ventures of 12.3% and .0003%, respectively, that had bank notes payable secured by real property, in which we have not provided any guaranty.

At March 31, 2013 and December 31, 2012, remargin obligations and guarantees provided on the debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees. At March 31, 2013 and December 31, 2012, we had an indemnification agreement from our joint venture partner for 90% of one secured loan balance, which was zero and zero, respectively. However, we cannot provide assurance we could collect under this indemnity agreement. In addition, our remargin obligation is limited to the lesser of 50% of the outstanding balance or $35.0 million for another joint venture loan, which outstanding loan balance was $50.4 million and $45.6 million at March 31, 2013 and December 31, 2012, respectively. Consequently, our maximum remargin obligation was $25.2 million and $22.8 million at March 31, 2013 and December 31, 2012, respectively. We also have an indemnification agreement from our joint venture partner under which we could potentially recover a portion of any remargin payments we make to the bank. However, we cannot provide assurance we could collect under this indemnity agreement. No liabilities were recorded for these guarantees at March 31, 2013 and December 31, 2012 as the fair value of the secured real estate assets exceeded the outstanding notes payable.

We may be required to use funds for obligations of these unconsolidated joint ventures, such as:

•	loans (including to replace expiring loans, to satisfy loan re-margin and land development and construction completion obligations or to satisfy environmental indemnity obligations);

•	development and construction costs;

•	indemnity obligations to surety providers;

•	land purchase obligations; and

•

dissolutions (including satisfaction of joint venture indebtedness through repayment or assumption of such indebtedness, payments to partners in connection with the dissolution, or payment of the remaining costs to complete, including warranty and legal obligations).

Guarantees, Surety Obligations and Other Contingencies

At March 31, 2013 and December 31, 2012, certain unrecorded loan remargin or other guarantees, surety obligations and other contingencies were as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint ventures	25,219	22,805
Outstanding letters of credit	4,216	4,216
Costs to complete on surety bonds for Company projects	90,664	85,490
Costs to complete on surety bonds for joint venture projects	28,244	30,804
Costs to complete on surety bonds for related party projects	2,186	2,311

Total unrecorded contingent liabilities and commitments	$220,529	$215,626

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At March 31, 2013 and December 31, 2012, outstanding letters of credit against the letter of credit facility was $4.2 million and $4.2 million, respectively.

We are required to provide surety bonds that guarantee completion of certain infrastructure that serves our homebuilding projects. At March 31, 2013, there was $90.7 million of costs to complete in connection with $180.2 million of surety bonds issued. At December 31, 2012, there was $85.5 million of costs to complete in connection with $186.0 million of surety bonds issued.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At March 31, 2013, there was $28.2 million of costs to complete in connection with $68.0 million of surety bonds issued for unconsolidated joint venture projects, and a $2.2 million of costs to complete in connection with $5.8 million of surety bonds issued for related party projects. At December 31, 2012, there was $30.8 million of costs to complete in connection with $71.6 million of surety bonds issued for unconsolidated joint venture projects, and a $2.3 million of costs to complete in connection with $6.1 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. At March 31, 2013 and December 31, 2012, in connection with a credit support arrangement, there was $6.0 million and $4.9 million, respectively, reimbursable to us from a metro-district in Colorado.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At March 31, 2013 and December 31, 2012, in connection with certain funding arrangements, there was $13.1 million and $16.3 million, respectively, reimbursable to us from certain metro-districts, including $11.4 million and $11.9 million, respectively, from a metro-district in Colorado.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, the Company effectively remains a 10% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At March 31, 2013 and December 31, 2012, the Company exceeded the minimum tangible net worth requirement.

RELATED PARTY TRANSACTIONS

In March 2012, SHLP’s entire 58% interest in Shea Colorado, LLC (“SCLLC”), a consolidated joint venture with Shea Properties II, LLC, a related party and the non-controlling member, was redeemed by SCLLC. In valuing its 58% interest in SCLLC, and to ensure receipt of net assets of equal value to its ownership interest, SHLP used third-party real estate appraisals. The estimated fair value of the assets received by SHLP was $30.8 million. However, as the non-controlling member is a related party under common control, the assets and liabilities received by SHLP were recorded at net book value and the difference in SHLP’s investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to SHLP’s equity.

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

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three months ended March 31, 2013 and 2012, general and administrative expenses included $5.2 million and $4.0 million, respectively, for corporate services provided by JFSCI.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverages provided by these third party insurance providers. Policies covering these risks are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the three months ended March 31, 2013 and 2012, amounts paid to affiliates for this retention insurance coverage were $3.9 million and $2.7 million, respectively.

CRITICAL ACCOUNTING POLICIES

We believe no significant changes occurred to our critical accounting policies during the three months ended March 31, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments at or during the three months ended March 31, 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes. As we do not have an obligation to prepay fixed-rate debt prior to maturity, interest rate risk and changes in fair market value should not have a significant impact on such debt until we refinance.

We believe no significant changes to our market risks occurred during the three months ended March 31, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March, 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer have concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

We made no change in internal control over financial reporting during the first quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause actual results to differ materially from results that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In such cases, there may exist an exposure to loss in excess of amounts accrued. In view of the inherent difficulty of predicting the outcome of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. While their outcome cannot be predicted with certainty, we believe we have appropriately reserved for these claims or matters. Other than the CCM matter described in “Liquidity and Capital Resources” and in Note 13 and 15 to our consolidated financial statements, we do not believe we are subject to any material legal claims and regulatory matters at this time. However, if liabilities arising from their ultimate resolution of legal claims or regulatory matters exceeds their recorded reserves, we could incur additional charges that could be significant.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

3.1	Certificate of Limited Partnership of Shea Homes Limited Partnership (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

3.2	Seventh Amended and Restated Agreement of Limited Partnership of Shea Homes Limited Partnership (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Shea Homes Limited Partnership’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise ar not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEA HOMES LIMITED PARTNERSHIP
(Registrant)

Dated: May 10, 2013	By:	/s/ ROBERTO F. SELVA
Roberto F. Selva
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2013	By:	/s/ ANDREW H. PARNES
Andrew H. Parnes
Chief Financial Officer
(Principal Financial Officer)