Form 10-Q
period 2013-06-30
Shea Homes Limited Partnership
filed 2013-08-09
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

SHEA HOMES LIMITED PARTNERSHIP

FORM 10-Q

INDEX

		Page No.

PART 1. Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2013 and 2012	3

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2013 and 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements at June 30, 2013 (Unaudited) and December 31, 2012 and for the Three and Six Months Ended June 30, 2013 and 2012 (Unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	46

ITEM 4.	Controls and Procedures	46

PART 2. Other Information

ITEM 1.	Legal Proceedings	48

ITEM 1A.	Risk Factors	48

ITEM 5.	Other Information	48

ITEM 6.	Exhibits	49

SIGNATURES		50

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$157,997	$279,756
Restricted cash	2,334	13,031
Accounts and other receivables, net	146,018	141,289
Receivables from related parties, net	34,484	34,028
Inventory	994,103	837,653
Investments in unconsolidated joint ventures	39,400	28,653
Other assets, net	37,221	39,127

Total assets	$1,411,557	$1,373,537

Liabilities and equity
Liabilities:
Notes payable	$759,740	$758,209
Payables to related parties	4,159	125
Accounts payable	54,915	62,738
Other liabilities	246,890	233,218

Total liabilities	1,065,704	1,054,290

Equity:
SHLP equity:
Owners’ equity	340,693	314,321
Accumulated other comprehensive income	4,754	4,517

Total SHLP equity	345,447	318,838
Non-controlling interests	406	409

Total equity	345,853	319,247

Total liabilities and equity	$1,411,557	$1,373,537

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Operations

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)
Revenues	$217,310	$132,468	$352,270	$238,071
Cost of sales	(168,884)	(107,978)	(272,308)	(193,013)

Gross margin	48,426	24,490	79,962	45,058

Selling expenses	(12,848)	(10,199)	(23,002)	(19,551)
General and administrative expenses	(14,078)	(11,573)	(26,035)	(19,824)
Equity in income (loss) from unconsolidated joint ventures, net	478	317	(154)	384
Loss on reinsurance transaction	(807)	(8,163)	(159)	(7,367)
Interest expense	(1,397)	(5,909)	(4,830)	(12,197)
Other income (expense), net	237	(235)	1,007	1,275

Income (loss) before income taxes	20,011	(11,272)	26,789	(12,222)

Income tax expense	(479)	(848)	(420)	(96)

Net income (loss)	19,532	(12,120)	26,369	(12,318)
Less: Net loss (income) attributable to non-controlling interests	2	19	3	(194)

Net income (loss) attributable to SHLP	$19,534	$(12,101)	$26,372	$(12,512)

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$19,532	$(12,120)	$26,369	$(12,318)
Other comprehensive income (loss), before tax
Unrealized investment holding gains (losses) during the year	175	(290)	425	1,953
Less: Reclassification adjustments for investment (gains) losses included in other income (expense)	0	23	(37)	0

Comprehensive income (loss), before tax	19,707	(12,387)	26,757	(10,365)
Income tax expense relating to other comprehensive income / (loss)	(68)	(374)	(151)	(1,151)

Comprehensive income (loss), net of tax	19,639	(12,761)	26,606	(11,516)
Less: Comprehensive (income) loss attributable to non-controlling interests	2	19	3	(194)

Comprehensive income (loss) attributable to SHLP	$19,641	$(12,742)	$26,609	$(11,710)

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership							Non- controlling Interests	Total Equity
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total SHLP Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2011	$1	$173,555	$120,955	$0	$294,511	$6,392	$300,903	$27,100	$328,003
Comprehensive income (loss):
Net income (loss)	0	(12,512)	0	0	(12,512)	0	(12,512)	194	(12,318)
Change in unrealized gains on investments, net	0	0	0	0	0	802	802	0	802

Total comprehensive income (loss)							(11,710)	194	(11,516)
Redemption of Company’s interest in consolidated joint venture (see Note 12)	0	(11,580)	0	0	(11,580)	0	(11,580)	(28,239)	(39,819)
Contributions from non-controlling interests	0	0	0	0	0	0	0	1,746	1,746
Distributions to non-controlling interests	0	0	0	0	0	0	0	(345)	(345)

Balance, June 30, 2012 (unaudited)	$1	$149,463	$120,955	$0	$270,419	$7,194	$277,613	$456	$278,069

Balance, December 31, 2012	$1,863	$173,555	$138,413	$490	$314,321	$4,517	$318,838	$409	$319,247
Comprehensive income (loss):
Net income (loss)	0	0	26,372	0	26,372	0	26,372	(3)	26,369
Change in unrealized gains on investments, net	0	0	0	0	0	237	237	0	237

Total comprehensive income (loss)							26,609	(3)	26,606

Balance, June 30, 2013 (unaudited)	$1,863	$173,555	$164,785	$490	$340,693	$4,754	$345,447	$406	$345,853

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Operating activities
Net income (loss)	$26,369	$(12,318)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss from joint ventures	154	(384)
Loss on reinsurance transaction	159	7,367
Net gain on sale of available-for-sale investments	(10)	(22)
Depreciation and amortization expense	4,564	3,321
Net interest capitalized on investment in joint ventures	(763)	(378)
Distributions of earnings from joint ventures	6,000	1,000
Changes in operating assets and liabilities:
Restricted cash	10,697	(141)
Receivables and other assets	(6,524)	(4,846)
Inventory	(158,601)	(28,542)
Payables and other liabilities	9,789	1,239

Net cash provided by (used in) operating activities	(108,166)	(33,704)

Investing activities
Proceeds from sale of available-for-sale investments	3,078	5,212
Net collections (advances) on promissory notes from related parties	431	1,843
Investments in unconsolidated joint ventures	(16,350)	(1,183)
Distributions from unconsolidated joint ventures	0	223

Net cash provided by (used in) investing activities	(12,841)	6,095

Financing activities
Principal payments to financial institutions and others	(752)	(1,053)
Contributions from non-controlling interests	0	1,746
Distributions to non-controlling interests	0	(345)
Other financing activities	0	(168)

Net cash provided by (used in) by financing activities	(752)	180

Net (decrease) increase in cash and cash equivalents	(121,759)	(27,429)
Cash and cash equivalents at beginning of period	279,756	268,366

Cash and cash equivalents at end of period	$157,997	$240,937

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

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

Organization

SHLP, a California limited partnership, was formed January 4, 1989, pursuant to an agreement of partnership (the “Agreement”), as most recently amended August 6, 2013, by and between J.F. Shea, LP, a Delaware limited partnership, as general partner, and the Company’s limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), that are under the common control of Shea family members (collectively, the “Partners”). J.F. Shea, LP is 96% owned by JFSCI.

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

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results expected for the year ended December 31, 2013.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications were made in the 2012 condensed consolidated financial statements to conform to classifications in 2013. As of December 31, 2012, investments of $12.1 million and property and equipment of $2.2 million were reclassified to other assets in the consolidated balance sheet. Additionally, for the six months ended June 30, 2012, a $7.4 million loss on reinsurance was reclassified from other income (expense), net to gain (loss) on reinsurance transaction in the consolidated statements of operations and comprehensive income (loss), with corresponding changes made to operating cash flows in the consolidated statements of cash flows.

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

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales rates has a direct impact on the estimated price of a home, the level of time sensitive costs (such as indirect construction, overhead and interest), and selling and marketing costs (such as model maintenance and advertising). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flows. For example, if our objective is to preserve operating margins, our cash flows will be different than if the objective is to increase sales. These objectives may vary significantly by community over time.

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

The actuarial analyses that determine these incurred but not reported claims consider various factors, including frequency and severity of losses, which are based on our historical claims experience supplemented by industry data. The actuarial analyses of these claims and reserves also consider historical third party recovery rates and claims management expenses. Due to inherent uncertainties related to these factors, periodic changes to such factors based on updated relevant information could result in actual costs differing significantly from estimates.

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

3. Restricted Cash

At December 31, 2012, restricted cash included cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds. In January 2013, $10.0 million of restricted cash used as collateral for potential obligations paid by the Company’s bank was released to the Company. At June 30, 2013 and December 31, 2012, restricted cash was $2.3 million and $13.0 million, respectively.

4. Fair Value Disclosures

At June 30, 2013 and December 31, 2012, as required by ASC 825, the following presents net book values and estimated fair values of notes payable.

	June 30, 2013		December 31, 2012
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 8.625% senior secured notes due May 2019	$750,000	$821,250	$750,000	$828,750
Secured promissory notes	$9,740	$9,740	$8,209	$8,209

The $750.0 million 8.625% senior secured notes due May 2019 (the “Secured Notes”) are level 2 financial instruments in which fair value was based on quoted market prices in an inactive market at the end of the period.

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

5. Accounts and Other Receivables, net

At June 30, 2013 and December 31, 2012, accounts and other receivables, net were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Insurance receivables	$131,248	$131,519
Escrow receivables	5,442	576
Notes receivables	3,181	3,662
Development receivables	3,095	3,325
Other receivables	4,973	4,147
Reserve	(1,921)	(1,940)

Total accounts and other receivables, net	$146,018	$141,289

Insurance receivables are from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on closed homes (see Note 11). Closed homes for policy years August 1, 2001 to July 31, 2009 are insured or reinsured with third-party insurance carriers, and closed homes for policy years commencing August 1, 2009 are insured with third-party and affiliate insurance carriers. At June 30, 2013 and December 31, 2012, insurance receivables from affiliate insurance carriers were $34.4 million and $30.2 million, respectively.

We reserve for uncollectible receivables that are specifically identified.

6. Inventory

At June 30, 2013 and December 31, 2012, inventory was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Model homes	$71,572	$69,210
Completed homes for sale	21,496	14,015
Homes under construction	263,912	189,929
Lots available for construction	284,196	249,463
Land under development	189,261	175,922
Land held for future development	79,656	60,466
Land held for sale, including water system connection rights	73,024	71,381
Land deposits and preacquisition costs	10,986	7,267

Total inventory	$994,103	$837,653

Impairment

Inventory, including the captions above, are stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventories are adjusted to fair value (see Note 2).

For the six months ended June 30, 2013 and 2012, there were no inventory impairment charges.

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

For the three and six months ended June 30, 2013 and 2012, interest incurred, capitalized and expensed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Interest incurred	$16,774	$16,660	$33,542	$33,320

Interest expensed (a)	$1,397	$5,909	$4,830	$12,197

Interest capitalized as a cost of inventory during the period	$14,871	$10,550	$27,949	$20,745

Interest previously capitalized as a cost of inventory, included in cost of sales	$(15,393)	$(10,074)	$(24,904)	$(17,858)

Interest capitalized in ending inventory (b)	$105,894	$114,323	$105,894	$114,323

Interest capitalized as a cost of investments in unconsolidated joint ventures during the period	$506	$201	$763	$378

Interest previously capitalized as a cost of investments in unconsolidated joint ventures, included in equity in income (loss) from unconsolidated joint ventures	$(328)	$(201)	$(585)	$(378)

Interest capitalized in ending investments in unconsolidated joint ventures	$178	$0	$178	$0

(a)	For the three and six months ended June 30, 2013 and 2012, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed.
(b)	Inventory impairment charges were recorded against total inventory of the respective community. Capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

7. Investments in Joint Ventures

Unconsolidated joint ventures, which we do not control but have significant influence through ownership interests generally up to 50%, are accounted for using the equity method of accounting. These joint ventures are generally involved in real property development. Earnings and losses are allocated in accordance with terms of joint venture agreements.

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, joint ventures. At June 30, 2013 and December 31, 2012, Deficit Distributions were $0.5 million and $0.7 million, respectively.

For the three and six months ended June 30, 2013 and 2012, there were no impairment charges on investments in unconsolidated joint ventures.

At June 30, 2013 and December 31, 2012, total unconsolidated joint ventures’ notes payable were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$49,453	$45,610
Non-guaranteed	10,936	22,894

Total bank and seller notes payable (a)	60,389	68,504

Partner notes payable:
Unsecured (b)	5,296	5,296

Total unconsolidated joint venture notes payable	$65,685	$73,800

Other unconsolidated joint venture notes payable (c)	$43,002	$57,839

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable.
(c)	We have an indirect effective ownership in two joint ventures of 12.3% and .0003%, respectively, that had bank notes payable secured by real property, which we have not guaranteed.

At June 30, 2013 and December 31, 2012, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees. At June 30, 2013 and December 31, 2012, we had an indemnification agreement from our joint venture partner for 90% of one secured loan balance, which was zero and zero, respectively. However, we cannot provide assurance we could collect under this indemnity agreement. In addition, for another joint venture, we have a remargin obligation that is limited to the lesser of 50% of the outstanding balances or $35.0 million in total for the joint venture loans, which outstanding loan balances were $49.4 million and $45.6 million at June 30, 2013 and December 31, 2012, respectively. Consequently, our maximum remargin obligation was $24.7 million and $22.8 million at June 30, 2013 and December 31, 2012, respectively. We also have an indemnification agreement from our joint venture partner under which we could potentially recover a portion of any remargin payments we made to the bank. However, we cannot provide assurance we could collect under this indemnity agreement. No liabilities were recorded for these guarantees at June 30, 2013 and December 31, 2012, as the fair value of the secured real estate assets exceeded the outstanding notes payable.

Our ability to make joint venture and other restricted payments and investments is governed by the Indenture governing the Secured Notes (the “Indenture”). We are permitted to make otherwise restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available as long as our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture), is at least 2.0 to 1.0. The aggregate amount of the restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture), generated subsequent to the issuance of the Secured Notes plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company since the issuance of the Secured Notes, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have a number of joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. During the second quarter of 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At June 30, 2013 we made aggregate capital contributions of $9.5 million to this joint venture.

8. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. All VIEs at June 30, 2013 and December 31, 2012 were evaluated to determine the primary beneficiary.

Joint Ventures

We enter into joint ventures for homebuilding and land development activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the venture. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At June 30, 2013 and December 31, 2012, these joint ventures were not consolidated in our consolidated financial statements since they were not VIEs, or if they were VIEs, we were not the primary beneficiary.

At June 30, 2013 and December 31, 2012, we had a variable interest in an unconsolidated joint venture determined to be a VIE. The joint venture, RRWS, LLC (“RRWS”), was formed in December 2012 and is owned 50% by the Company and 50% by a third-party real estate developer (the “Partner”). Several acquisition, development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. The Company and Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. The Company also has a maximum aggregate liability under the re-margin arrangements of the lesser of 50% of the outstanding balances or $35.0 million in total. The obligations of the Company and Partner under the re-margin arrangements are limited during the first two years of the loans. In addition to re-margin arrangements, the Partner, and several of its principals, executed repayment guarantees with no limit on their liability. At June 30, 2013 and December 31, 2012, outstanding bank notes payable were $49.5 million and $45.6 million, respectively, of which the Company has a maximum remargin obligation of $24.7 million and $22.8 million, respectively. The Company also has an indemnification agreement from the Partner, under which the Company could potentially recover a portion of any remargin payments made to the bank. However, the Company cannot provide assurance it could collect under this indemnity agreement.

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

In accordance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At June 30, 2013 and December 31, 2012, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At June 30, 2013, we had $2.0 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having a $62.2 million remaining purchase price. We also had $4.7 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $293.2 million remaining purchase price.

Our loss exposure on land option contracts consists of non-refundable deposits, which were $5.8 million and $5.0 million at June 30, 2013 and December 31, 2012, respectively, and capitalized preacquisition costs of $4.2 million and $2.0 million, respectively, which were included in inventory in the consolidated balance sheets.

9. Other Assets, Net

At June 30, 2013 and December 31, 2012, other assets were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Income tax receivable	$2,991	$3,497
Investments	9,399	12,078
Property and equipment, net	2,142	2,237
Prepaid professional fees	3,181	3,451
Prepaid loan fees	6,164	6,688
Prepaid bank fees	380	403
Deposits in lieu of bonds and letters of credit	11,427	7,110
Prepaid insurance	481	2,148
Other	1,056	1,515

Total other assets, net	$37,221	$39,127

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

For the three and six months ended June 30, 2013, and for the three and six months ended June 30, 2012, there were no realized gains on available-for-sale securities.

Prepaid Professional and Loan Fees

In accordance with ASC 470, these amounts are debt issuance costs and are amortized as interest over the term of the related debt.

Deposits in Lieu of Bonds and Letters of Credit

We are required to make cash deposits in lieu of bonds with various agencies for some of our homebuilding projects. These deposits may be returned as the collateral requirements decrease or they are replaced with new bonds.

In June 2010, due to maturity of an unsecured bank line of credit, certain letters of credit were presented for payment by the holders and the proceeds therefrom were recorded as deposits in lieu of letters of credit. These deposits may be returned as collateral requirements decrease or they are replaced with new letters of credit.

10. Notes Payable

At June 30, 2013 and December 31, 2012, notes payable were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
$750.0 million 8.625% senior secured notes, due May 2019	$750,000	$750,000
Promissory notes, interest ranging from 1% to 6%, maturing through 2014, secured by deeds of trust on inventory	9,740	8,209

Total notes payable	$759,740	$758,209

On May 10, 2011, our Secured Notes were issued at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At June 30, 2013 and December 31, 2012, accrued interest was $8.1 million and $8.1 million, respectively.

The Indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand unto unrelated businesses, and enter in certain transaction with our affiliates. At June 30, 2013 and December 31, 2012, we were in compliance with these covenants.

11. Other Liabilities

At June 30, 2013 and December 31, 2012, other liabilities were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Completed operations	$131,248	$131,519
Warranty reserves	18,521	17,749
Deferred revenue/gain	31,943	30,902
Provisions for closed homes/communities	13,149	8,135
Deposits (primarily homebuyer)	20,412	15,684
Legal reserves	4,082	4,916
Accrued interest	8,086	8,086
Accrued compensation and benefits	10,990	4,697
Distributions payable	2,712	2,892
Deficit Distributions (see Note 7)	504	716
Other	5,243	7,922

Total other liabilities	$246,890	$233,218

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

For the three and six months ended June 30, 2013 and 2012, changes in completed operations reserves were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Insured completed operations
Balance, beginning of the period	$131,250	$103,980	$131,519	$109,390
Reserves provided (relieved)	1,096	17,517	3,068	18,908
Claims paid	(1,098)	(4,368)	(3,339)	(11,169)

Balance, end of the period	$131,248	$117,129	$131,248	$117,129

Reserves provided (relieved) for completed operations are generally fully offset by changes in insurance receivables (see Note 5), however, premiums paid for completed operations are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record insurance receivables under applicable policies when recovery is probable. At June 30, 2013 and December 31, 2012, insurance receivables were $131.2 million and $131.5 million, respectively.

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

For the three and six months ended June 30, 2013 and 2012, changes in warranty liability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of the period	$17,927	$16,660	$17,749	$17,358
Provision for warranties	2,641	1,668	4,386	3,143
Warranty costs paid	(2,047)	(1,982)	(3,614)	(4,155)

Balance, end of the period	$18,521	$16,346	$18,521	$16,346

Deferred Revenue/Gain

Deferred revenue/gain represents deferred profit on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At June 30, 2013 and December 31, 2012, deferred revenue/gain primarily represents the PIC Transaction described below.

Completed operations claims were insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009 for policy years August 1, 2001 to July 31, 2007, and its completed operations risks from August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third party insurance carriers to insure these policies. As a result of this novation, a $19.2 million gain was originally deferred and will be recognized as income when related claims are paid. In addition, the deferred gain may be adjusted either up or down as changes to the underlying insurance reserves occur based on actuarial estimates. An increase to the deferred gain will result in a current period charge while a decrease in the deferred gain will result in current period income. At June 30, 2013 and December 31, 2012, the unamortized deferred gain was $19.7 million and $20.3 million, respectively. For the three and six months ended June 30, 2013, we recognized $0.4 million and $0.6 million, respectively, of this deferral as income, which was included in other income (expense), net and represented the impact of a decrease in the deferred gain due to actuarial estimates and income recognition on claims paid. For the three and six months ended June 30, 2012, we recognized $(2.3) million and $(1.7) million, respectively, of this deferral as expense, which was included in other income (expense), net and represented the impact of an increase in the deferred gain due to actuarial estimates, partially offset by income recognition on claims paid.

Second, PIC entered into reinsurance agreements with various unrelated reinsurers that reinsured 100% of the completed operations risks from August 1, 2001 to July 31, 2005. As a result of the reinsurance, a $15.6 million gain was originally deferred and will be recognized as income when the related claims are paid. In addition, the deferred gain can be increased or decreased based on changes in actuarial estimates. Any changes to the deferred gain will be recognized as a current period gain or charge. At June 30, 2013 and December 31, 2012, the unamortized deferred gain was $9.1 million and $8.4 million, respectively. For the three and six months ended June 30, 2013, we recognized $(1.2) million and $(0.7) million, respectively, of this deferral as expense, which was included in other income (expense), net. For the three and six months ended June 30, 2012, we recognized $(5.9) million and $(5.7) million, respectively, of this deferral as expense, which was included in other income (expense), net. The expense for the three and six months ended June 30, 2013 and 2012 represented the impact of an increase in the deferred gain due to actuarial estimates, partially offset by income recognition on claims paid.

As a result of the PIC Transaction, if the estimated ultimate loss to be paid under these policies exceeds the policy limits under the novation and reinsurance transactions, the shortfall is expected to be funded by JFSCI for the policies novated to JFSCI and by PIC for the policies they reinsured.

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. At June 30, 2013 and December 31, 2012, the remaining distribution payable was $2.7 million and $2.9 million, respectively.

12. Related Party Transactions

Related Party Receivables and Payables

At June 30, 2013 and December 31, 2012, receivables from related parties, net were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Note receivable from JFSCI	$24,648	$24,498
Note receivable from unconsolidated joint venture	279	268
Notes receivable from related parties	19,385	19,940
Reserves for note receivables from related parties	(12,803)	(12,766)
Receivables from related parties	2,975	2,088

Total receivables from related parties, net	$34,484	$34,028

In May 2011, concurrent with issuance of the Secured Notes, the previous unsecured receivable from JFSCI was partially paid down and the balance converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In 2013 and 2012, JFSCI elected to make prepayments, including accrued interest, of $1.8 million and $1.9 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until November 2014. At June 30, 2013 and December 31, 2012, the note receivable from JFSCI, including accrued interest, was $24.6 million and $24.5 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until August 2014, we do not anticipate collection risks on the note receivable from JFSCI.

At June 30, 2013 and December 31, 2012, note receivable from unconsolidated joint venture, including accrued interest, was $0.3 million and $0.3 million, respectively. The note receivable bears interest at 8% and matures in 2020. Further, this note earns additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of this note, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note. Based on these criteria, we do not anticipate collection risks on this note.

At June 30, 2013 and December 31, 2012, notes receivable from other related parties, including accrued interest, were $6.6 million and $7.2 million, respectively, net of related reserves of $12.8 million and $12.8 million, respectively. These notes are unsecured and mature from August 2016 through April 2021. At June 30, 2013 and December 31, 2012, these notes bore interest ranging from Prime less .75% (2.5%) to 4.25%. Quarterly, we evaluate collectability of these notes which includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. At December 31, 2009, based on these criteria, two notes receivable were deemed uncollectible and fully reserved. We do not anticipate collection risks on the other notes.

The Company, entities under common control and certain unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. The amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, are non-interest bearing, due on demand and generally paid monthly. At June 30, 2013 and December 31, 2012, these receivables were $3.0 million and $2.1 million, respectively, and these payables were $0.1 million and $0.1 million, respectively.

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

At June 30, 2013 and 2012, we were the managing member for nine and seven, respectively, unconsolidated joint ventures and received a management fee from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures and other associated costs. Fees from joint ventures representing reimbursement of our costs are recorded as a reduction to general and administrative expense. Fees from joint ventures representing amounts in excess of our costs are recorded as revenues. For the three and six months ended June 30, 2013, $2.0 million and $3.6 million of management fees, respectively, were offset against general and administrative expenses, and $0.1 million and $0.1 million of management fees, respectively, were included in revenues. For the three and six months ended June 30, 2012, $0.7 million and $1.7 million of management fees, respectively, were offset against general and administrative expenses, and $0.1 million and $0.2 million of management fees, respectively, were included in revenues.

Other Related Party Transactions

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and six months ended June 30, 2013, general and administrative expenses included $5.9 million and $11.1 million, respectively, for corporate services provided by JFSCI. For the three and six months ended June 30, 2012, general and administrative expenses included $4.5 million and $8.4 million, respectively, for corporate services provided by JFSCI.

We lease office space from related parties under non-cancelable operating leases. Leases are for five to ten year terms and generally provide for five year renewal options. For the three and six months ended June 30, 2013, related-party rental expense was $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2012, related-party rental expense was $0.1 million and $0.3 million, respectively.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverage provided by these third party and affiliate insurance providers. Policies covering these risks are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the three and six months ended June 30, 2013, amounts paid to affiliates for this retention insurance coverage were $3.9 million and $7.8 million, respectively. For the three and six months ended June 30, 2012, amounts paid to affiliates for this retention insurance coverage were $3.2 million and $5.9 million, respectively.

13. Income Taxes

For the six months ended June 30, 2013, income tax benefit (expense) was $(0.4) million. At June 30, 2013, the net deferred tax asset was $31.5 million, which primarily related to available loss carryforwards, inventory and investment impairments, and housing inventory and land basis differences. The $31.5 million deferred tax asset valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income as the housing recovery is in its early stages. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method of accounting for homebuilding activities by SHLP, SHI and subsidiaries. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, all of which have been filed. We expect the Tax Court to render its decision sometime during 2013 or 2014. We expect our position will prevail, and have accordingly, not recorded a liability for related taxes or interest for SHI and its subsidiaries. Furthermore, as a limited partnership, any income taxes, interest or penalties which may be imposed on SHLP are the responsibility of the Partners and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court rules in favor of the IRS, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $64 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $107 million to fund their related payments to the IRS and the applicable state taxing authorities. However, the Indenture provides that the amount we may pay on behalf of SHI and distribute to the partners of SHLP for this matter may not exceed $70.0 million. Any potential shortfall would be absorbed by the Partners of SHLP (see Note 15).

14. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and a general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return at Prime less 2.05% per annum through December 31, 2012 (1.2% at December 31, 2012) on unreturned capital balances and Series D holders have a 1% ownership interest and earn a preferred return at 7% per annum through December 31, 2012 on unreturned preferred capital balances. In August 2013, the Agreement was amended and the rates on the Series B and Series D were changed, effective January 1, 2013. Series B earns a rate of 1.2% from January 1, 2013 to December 31, 2016, 2.25% from January 1, 2017 to December 31, 2020, and Prime less 2.05% from January 1, 2021 and thereafter on unreturned capital balances. Series D earns a rate of 2.0% from January 1, 2013 to December 31, 2016, 12.75% from January 1, 2017 to December 31, 2020, and 7.0% from January 1, 2021 and thereafter on unreturned capital balances. At June 30, 2013 and December 31, 2012, accumulated undistributed preferred returns for Series B holders were $21.7 million and $20.8 million, respectively. At June 30, 2013 and December 31, 2012, accumulated undistributed preferred returns for Series D holders were $54.7 million and $52.8 million, respectively.

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

15. Contingencies and Commitments

At June 30, 2013 and December 31, 2012, certain unrecorded contingent liabilities and commitments were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint ventures (see Note 7)	24,726	22,805
Outstanding letters of credit	457	4,216
Costs to complete on surety bonds for Company projects	94,672	85,490
Costs to complete on surety bonds for joint venture projects	27,659	30,804
Costs to complete on surety bonds for related party projects	2,274	2,311
Water system connection rights purchase obligation	33,615	33,615

Total unrecorded contingent liabilities and commitments	$253,403	$249,241

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable, and are based on specific facts and circumstances, and we revise these estimates when necessary. At June 30, 2013 and December 31, 2012, we had reserves of $4.1 million and $4.9 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At June 30, 2013, the range of reasonably possible losses in excess of amounts recorded was not material.

As described in Note 13, in 2009, we filed a petition with the Tax Court regarding our position on the completed contract method of accounting (“CCM”) for homebuilding activities. The Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, all of which have been filed. We expect the Tax Court to render its decision sometime during 2013 or 2014. We expect our position will prevail, and accordingly, no liability for related taxes or interest has been recorded. However, if the Tax Court rules in favor of the IRS, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $64 million and SHLP could be obligated to make a distribution to the Partners up to $107 million to fund their related payments to the IRS and the applicable state taxing authorities.

Notwithstanding, the Indenture governing the Secured Notes restricts SHLP’s ability to make distributions to its partners pursuant to the Tax Distributions Agreement in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess. The initial Maximum CCM Payment is $70.0 million, which will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of CCM and payments made by SHLP on certain guarantee obligations described in the Indenture. SHLP and SHI expect to pay any CCM-related tax liability from existing cash, cash from operations and, to the extent SHLP is required by the Tax Distribution Agreement to pay amounts in excess of the Maximum CCM Payment, from cash equity contributions by JFSCI.

Letters of Credit, Surety Bonds and Project Obligations

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At June 30, 2013 and December 31, 2012, outstanding letters of credit against the letter of credit facility were $0.5 million and $4.2 million, respectively.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At June 30, 2013, there were $94.7 million of costs to complete in connection with the $182.5 million of surety bonds that were issued. At December 31, 2012, there were $85.5 million of costs to complete in connection with the $186.0 million of surety bonds that were issued.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At June 30, 2013, there were $27.7 million of costs to complete in connection with $64.5 million of surety bonds that were issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $5.8 million of surety bonds that were issued for related party projects. At December 31, 2012, $30.8 million of costs to complete in connection with $71.6 million of surety bonds were issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $6.1 million of surety bonds that were issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. At June 30, 2013 and December 31, 2012, in connection with a credit support arrangement, there was $6.0 million and $4.9 million, respectively, reimbursable to us from a metro-district in Colorado.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At June 30, 2013 and December 31, 2012, in connection with certain funding arrangements, there was $12.7 million and $16.3 million, respectively, reimbursable to us from certain metro-districts, including $11.4 million and $11.9 million, respectively, from a metro-district in Colorado.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, the Company effectively remains a 10% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At June 30, 2013 and December 31, 2012, the Company exceeded the minimum tangible net worth requirement.

In one consolidated homebuilding project, we have contractual obligations to purchase and receive water system connection rights which, at June 30, 2013 and December 31, 2012, had an estimated market value in excess of their contractual purchase price of $33.6 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

16. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$66	$(2,391)
Interest paid, net of amounts capitalized	$4,689	$11,853
Supplemental disclosure of non-cash activities
Unrealized gain (loss) on available-for-sale investments, net	$237	$802
Reclassification of Deficit Distributions to (from) unconsolidated joint ventures from (to) other liabilities	$(212)	$(82)
Purchase of land in exchange for note payable	$2,283	$1,097
Elimination of joint venture inventory, receivables from related parties and other assets	$0	$(41,600)
Elimination of joint venture note payable and other liabilities	$0	$(1,949)
Redemption of Company’s interest in consolidated joint venture and elimination of non-controlling interest, less cash retained by non-controlling interest	$0	$(39,651)

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

Financial information relating to reportable segments was as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Total assets:
Southern California	$271,882	$213,481
San Diego	171,691	148,272
Northern California	298,340	256,728
Mountain West	334,449	297,276
South West	123,314	105,470
Other	6,318	6,943

Total homebuilding assets	1,205,994	1,028,170
Corporate	205,563	345,367

Total assets	$1,411,557	$1,373,537

	June 30, 2013	December 31, 2012
	(In thousands)
Inventory:
Southern California	$213,816	$161,700
San Diego	152,820	129,895
Northern California	260,990	226,307
Mountain West	261,872	227,130
South West	102,233	89,756
Other	2,372	2,865

Total inventory	$994,103	$837,653

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Revenues:
Southern California	$56,134	$30,104	$96,289	$56,484
San Diego	31,358	10,180	40,988	24,287
Northern California	53,483	30,438	81,132	56,396
Mountain West	39,884	33,211	62,190	51,806
South West	34,151	26,700	67,684	46,215
Other	1,964	1,585	3,530	2,390

Total homebuilding revenues	216,974	132,218	351,813	237,578
Corporate	336	250	457	493

Total revenues	$217,310	$132,468	$352,270	$238,071

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Income (loss) before income taxes:
Southern California	$12,249	$3,302	$20,138	$5,276
San Diego	1,004	(1,502)	(420)	(1,500)
Northern California	5,648	612	7,542	1,429
Mountain West	2,108	(1,786)	(690)	(5,154)
South West	169	(1,494)	1,144	(3,150)
Other	51	25	(302)	(225)

Total homebuilding income (loss) before income taxes	21,229	(843)	27,412	(3,324)
Corporate	(1,218)	(10,429)	(623)	(8,898)

Total income (loss) before income taxes	$20,011	$(11,272)	$26,789	$(12,222)

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

Pursuant to the Indenture governing the Secured Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the Indenture, namely (1) upon the sale or other disposition (including by way of consolidation or merger) of such guarantor, (2) upon sale of disposition of all or substantially all the assets of such guarantor, (3) upon the designation of such guarantor as an unrestricted subsidiary for covenant purposes in accordance with the terms of the Indenture, (4) upon a legal defeasance or covenant defeasance pursuant to the Indenture, or (5) upon the full satisfaction of our obligations under the Indenture.

Presented herein are the condensed consolidated financial statements provided for in Rule 3-10(f) of Regulation S-K under the Securities Act for the guarantor subsidiaries and non-guarantor subsidiaries.

Condensed Consolidating Balance Sheet

June 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$129,146	$(375)	$29,226	$0	$157,997
Restricted cash	1,485	682	167	0	2,334
Accounts and other receivables, net	117,724	27,969	35,017	(34,692)	146,018
Receivables from related parties, net	9,493	24,965	26	0	34,484
Inventory	675,830	316,507	2,262	(496)	994,103
Investments in unconsolidated joint ventures	19,602	995	18,803	0	39,400
Investments in subsidiaries	706,597	63,778	92,483	(862,858)	0
Other assets, net	19,152	17,665	404	0	37,221
Intercompany receivables	0	390,316	0	(390,316)	0

Total assets	$1,679,029	$842,502	$178,388	$(1,288,362)	$1,411,557

Liabilities and equity
Liabilities:
Notes payable	$759,740	$0	$0	$0	$759,740
Payables to related parties	20	5	5	4,129	4,159
Accounts payable	31,863	22,745	307	0	54,915
Other liabilities	170,201	41,569	70,308	(35,188)	246,890
Intercompany payables	371,758	0	22,687	(394,445)	0

Total liabilities	1,333,582	64,319	93,307	(425,504)	1,065,704
Equity:
SHLP equity:
Owners’ equity	340,693	773,429	84,675	(858,104)	340,693
Accumulated other comprehensive income	4,754	4,754	0	(4,754)	4,754

Total SHLP equity	345,447	778,183	84,675	(862,858)	345,447
Non-controlling interests	0	0	406	0	406

Total equity	345,447	778,183	85,081	(862,858)	345,853

Total liabilities and equity	$1,679,029	$452,186	$178,388	$(898,046)	$1,411,557

(a)	Includes Shea Homes Funding Corp., whose financial position at June 30, 2013 was not material.

Condensed Consolidating Balance Sheet

December 31, 2012

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$216,914	$48,895	$13,947	$0	$279,756
Restricted cash	11,999	875	157	0	13,031
Accounts and other receivables, net	117,560	23,537	35,250	(35,058)	141,289
Receivables from related parties, net	8,271	25,668	89	0	34,028
Inventory	572,010	264,459	1,918	(734)	837,653
Investments in unconsolidated joint ventures	13,948	984	13,721	0	28,653
Investments in subsidiaries	672,388	64,971	93,883	(831,242)	0
Other assets, net	17,712	21,388	27	0	39,127
Intercompany receivables	0	376,420	0	(376,420)	0

Total assets	$1,630,802	$827,197	$158,992	$(1,243,454)	$1,373,537

Liabilities and equity
Liabilities:
Notes payable	$758,209	$0	$0	$0	$758,209
Payables to related parties	26	0	0	99	125
Accounts payable	34,384	27,879	475	0	62,738
Other liabilities	162,894	36,700	69,416	(35,792)	233,218
Intercompany payables	356,451	0	20,068	(376,519)	0

Total liabilities	1,311,964	64,579	89,959	(412,212)	1,054,290
Equity:
SHLP equity:
Owners’ equity	314,321	758,101	68,624	(826,725)	314,321
Accumulated other comprehensive income	4,517	4,517	0	(4,517)	4,517

Total SHLP equity	318,838	762,618	68,624	(831,242)	318,838
Non-controlling interests	0	0	409	0	409

Total equity	318,838	762,618	69,033	(831,242)	319,247

Total liabilities and equity	$1,630,802	$450,777	$158,992	$(867,034)	$1,373,537

(a)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2012 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$131,140	$80,181	$5,989	$0	$217,310
Cost of sales	(108,600)	(60,071)	(356)	143	(168,884)

Gross margin	22,540	20,110	5,633	143	48,426
Selling expenses	(7,526)	(3,834)	(1,488)	0	(12,848)
General and administrative expenses	(8,749)	(4,732)	(597)	0	(14,078)
Equity in income (loss) from unconsolidated joint ventures, net	23	(3)	458	0	478
Equity in income (loss) from subsidiaries	15,098	(1,589)	(799)	(12,710)	0
Gain (loss) on reinsurance transaction	0	0	(807)	0	(807)
Interest expense	(998)	(399)	0	0	(1,397)
Other income (expense), net	(854)	727	507	(143)	237

Income (loss) before income taxes	19,534	10,280	2,907	(12,710)	20,011
Income tax benefit (expense)	0	(475)	(4)	0	(479)

Net income (loss)	19,534	9,805	2,903	(12,710)	19,532
Less: Net loss (income) attributable to non-controlling interests	0	0	2	0	2

Net income (loss) attributable to SHLP	$19,534	$9,805	$2,905	$(12,710)	$19,534

Comprehensive income (loss)	$19,641	$9,912	$2,903	$(12,817)	$19,639

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Operations and Comprehensive Loss

Three Months Ended June 30, 2012

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$96,466	$34,700	$1,302	$0	$132,468
Cost of sales	(80,318)	(27,496)	(259)	95	(107,978)

Gross margin	16,148	7,204	1,043	95	24,490
Selling expenses	(6,234)	(2,839)	(1,126)	0	(10,199)
General and administrative expenses	(7,995)	(2,979)	(599)	0	(11,573)
Equity in income (loss) from unconsolidated joint ventures, net	10	(7)	314	0	317
Equity in income (loss) from subsidiaries	(6,541)	(9,534)	(1,166)	17,241	0
Gain (loss) on reinsurance transaction	0	0	(8,163)	0	(8,163)
Interest expense	(5,511)	(398)	0	0	(5,909)
Other (expense) income, net	(1,977)	1,368	469	(95)	(235)

Income (loss) before income taxes	(12,100)	(7,185)	(9,228)	17,241	(11,272)
Income tax expense	(1)	(838)	(9)	0	(848)

Net income (loss)	(12,101)	(8,023)	(9,237)	17,241	(12,120)
Less: Net loss (income) attributable to non-controlling interests	0	0	19	0	19

Net income (loss) attributable to SHLP	$(12,101)	$(8,023)	$(9,218)	$17,241	$(12,101)

Comprehensive income (loss)	$(12,742)	$(8,664)	$(9,237)	$17,882	$(12,761)

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Operations and Comprehensive income (Loss)

Six Months Ended June 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$201,105	$139,356	$11,809	$0	$352,270
Cost of sales	(164,380)	(107,457)	(709)	238	(272,308)

Gross margin	36,725	31,899	11,100	238	79,962
Selling expenses	(12,732)	(7,224)	(3,046)	0	(23,002)
General and administrative expenses	(16,320)	(8,229)	(1,486)	0	(26,035)
Equity in income (loss) from unconsolidated joint ventures, net	(640)	(22)	508	0	(154)
Equity in income (loss) from subsidiaries	24,505	(1,194)	(1,332)	(21,979)	0
Gain (loss) on reinsurance transaction	0	0	(159)	0	(159)
Interest expense	(3,432)	(1,398)	0	0	(4,830)
Other income (expense), net	(1,731)	1,968	1,008	(238)	1,007

Income (loss) before income taxes	26,375	15,800	6,593	(21,979)	26,789
Income tax benefit (expense)	(3)	(405)	(12)	0	(420)

Net income (loss)	26,372	15,395	6,581	(21,979)	26,369
Less: Net loss (income) attributable to non-controlling interests	0	0	3	0	3

Net income (loss) attributable to SHLP	$26,372	$15,395	$6,584	$(21,979)	$26,372

Comprehensive income (loss)	$26,609	$15,632	$6,581	$(22,216)	$26,606

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Operations and Comprehensive Loss

Six Months Ended June 30, 2012

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$164,252	$71,027	$2,792	$0	$238,071
Cost of sales	(134,524)	(58,203)	(445)	159	(193,013)

Gross margin	29,728	12,824	2,347	159	45,058
Selling expenses	(11,613)	(5,831)	(2,107)	0	(19,551)
General and administrative expenses	(13,599)	(5,030)	(1,195)	0	(19,824)
Equity in income (loss) from unconsolidated joint ventures, net	139	(31)	276	0	384
Equity in income (loss) from subsidiaries	(2,790)	(10,387)	(2,443)	15,620	0
Gain (loss) on reinsurance transaction	0	0	(7,367)	0	(7,367))
Interest expense	(11,469)	(724)	(4)	0	(12,197)
Other income (expense), net	(2,903)	3,213	1,124	(159)	1,275

Income (loss) before income taxes	(12,507)	(5,966)	(9,369)	15,620	(12,222)
Income tax benefit (expense)	(5)	(86)	(5)	0	(96)

Net income (loss)	(12,512)	(6,052)	(9,374)	15,620	(12,318)
Less: Net loss (income) attributable to non-controlling interests	0	0	(194)	0	(194)

Net income (loss) attributable to SHLP	$(12,512)	$(6,052)	$(9,568)	$15,620	$(12,512)

Comprehensive income (loss)	$(11,710)	$(5,250)	$(9,374)	$14,818	$(11,516)

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(86,654)	$(38,172)	$12,630	$4,030	$(108,166)

Investing activities
Investments in unconsolidated joint ventures	(6,792)	(53)	(9,505)	0	(16,350)
Other investing activities	590	2,919	0	0	3,509

Net cash provided by (used in) investing activities	(6,202)	2,866	(9,505)	0	(12,841)

Financing activities
Intercompany	5,840	(13,964)	12,154	(4,030)	0
Principal payments to financial institutions and others	(752)	0	0	0	(752)

Net cash provided by (used in) financing activities	5,088	(13,964)	12,154	(4,030)	(752)

Net increase (decrease) in cash and cash equivalents	(87,768)	(49,270)	15,279	0	(121,759)
Cash and cash equivalents at beginning of period	216,914	48,895	13,947	0	279,756

Cash and cash equivalents at end of period	$129,146	$(375)	$29,226	$0	$157,997

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

	SHLP Corp. (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash (used in) provided by operating activities	$(28,900)	$(29,876)	$22,534	$2,538	$(33,704)

Investing activities
Proceeds from sale of available-for-sale investments	0	5,212	0	0	5,212
Other investing activities	131	1,536	(784)	0	883

Net cash provided by (used in) investing activities	131	6,748	(784)	0	6,095

Financing activities
Intercompany	11,860	14,613	(23,935)	(2,538)	0
Other financing activities	(854)	0	1,034	0	180

Net cash provided by (used in) financing activities	11,006	14,613	(22,901)	(2,538)	180

Net decrease in cash and cash equivalents	(17,763)	(8,515)	(1,151)	0	(27,429)
Cash and cash equivalents at beginning of period	157,511	96,100	14,755	0	268,366

Cash and cash equivalents at end of period	$139,748	$87,585	$13,604	$0	$240,937

(b)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

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

In addition, the company announced last month that it will be entering the Houston, Texas housing market. This will be a start-up operation and we are expecting to deliver our first homes in Houston in 2014. It is anticipated that Houston will be included in our South West reporting segment.

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

Overview

Improvement in housing market conditions continued in the second quarter of 2013. For the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, net homes sales orders decreased 12% and 5%, respectively, primarily as a result of a lower number of active selling communities. However, net home orders per community increased 2% and 14%, respectively. Homes closed increased 50% and 40%, respectively, and homebuilding revenues increased 64% and 48%, respectively, primarily driven by the 98% higher backlog at the beginning of 2013 versus 2012. Gross margin as a percentage of revenues improved from 18.5% to 22.3%, for the three months ended June 30, 2013 compared to June 30, 2012 and from 18.9% to 22.7%, for the six months ended June 30, 2013 compared to June 30, 2012. We have $160.3 million in cash, cash equivalents and restricted cash and we expect to continue to invest in land opportunities in desirable locations to supplement our existing land positions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Revenues	$217,310	$132,468	64%	$352,270	$238,071	48%
Cost of sales	(168,884)	(107,978)	56	(272,308)	(193,013)	41

Gross margin	48,426	24,490	98	79,962	45,058	77
Selling expenses	(12,848)	(10,199)	26	(23,002)	(19,551)	18
General and administrative expenses	(14,078)	(11,573)	22	(26,035)	(19,824)	31
Equity in income (loss) from unconsolidated joint ventures	478	317	51	(154)	384	—
Gain (loss) on reinsurance transaction	(807)	(8,163)	(90)	(159)	(7,367)	(98)
Interest expense	(1,397)	(5,909)	(76)	(4,830)	(12,197)	(60)
Other (expense) income, net	237	(235)	—	1,007	1,275	(21)

Income (loss) before income taxes	20,011	(11,272)	—	26,789	(12,222)	—
Income tax benefit (expense)	(479)	(848)	(44)	(420)	(96)	338

Net income (loss)	19,532	(12,120)	—	26,369	(12,318)	—
Less: Net (loss) income attributable to non-controlling interests	2	19	(89)	3	(194)	—

Net income (loss) attributable to SHLP	$19,534	$(12,101)	—%	$26,372	$(12,512)	—%

Comprehensive income (loss), net of tax	$19,639	$(12,761)	—%	$26,606	$(11,516)	—%

For the three months ended June 30, 2013, net income (loss) attributable to SHLP was $19.5 million compared to $(12.1) million for the three months ended June 30, 2012. This increase in income was primarily attributable to an $23.9 million improvement in gross margins (from higher revenues and gross margin percentage), a $7.4 million decrease in the loss on our reinsurance transaction and a $4.5 million decrease in interest expense, partially offset by a $2.5 million increase in general and administrative expenses (from increased compensation expenses) and a $2.6 million increase in selling expenses (from increased new home closings).

For the six months ended June 30, 2013, net income (loss) attributable to SHLP was $26.4 million compared to $(12.5) million for the six months ended June 30, 2012. This increase in income was primarily attributable to an $34.9 million improvement in gross margins (from higher revenues and gross margin percentage), a $7.2 million decrease in the loss on our reinsurance transaction and a $7.4 million decrease in interest expense, partially offset by a $6.2 million increase in general and administrative expenses (from increased compensation expenses), and a $3.5 million increase in selling expenses.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a new home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and six months ended June 30, 2013 are not necessarily indicative of results expected for the year ended December 31, 2013.

Revenues

Revenues are derived primarily from home closings and land sales. House and land revenues are recorded at closing. Management fees from homebuilding ventures and projects are in other homebuilding revenues. Revenues generated from corporate, insurance brokerage services, and our captive insurance company, Partners Insurance Company (“PIC”), are in other revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Revenues:
House revenues	$212,392	$127,108	67%	$343,878	$228,016	51%
Land revenues	4,213	4,738	(11)	7,141	8,701	(18)
Other homebuilding revenues	369	372	(1)	794	861	(8)

Total homebuilding revenues	216,974	132,218	64	351,813	237,578	48
Other revenues	336	250	34	457	493	(7)

Total revenues	$217,310	$132,468	64%	$352,270	$238,071	48%

For the three months ended June 30, 2013, total revenues were $217.3 million compared to $132.5 million for the three months ended June 30, 2012. This increase was primarily attributable to a 50% increase in homes closed and a 12% increase in the average selling price (“ASP”) of homes closed.

For the six months ended June 30, 2013, total revenues were $352.3 million compared to $238.1 million for the six months ended June 30, 2012. This increase was primarily attributable to a 40% increase in homes closed and an 8% increase in the ASP of homes closed.

For the three and six months ended June 30, 2013 and 2012, homebuilding revenues by segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Southern California:
House revenues	$56,128	$30,098	86%	$94,101	$53,416	76%
Land revenues	0	0	0	2,175	3,056	(29)
Other homebuilding revenues	6	6	0	13	12	8

Total homebuilding revenues	$56,134	$30,104	86%	$96,289	$56,484	70%

San Diego:
House revenues	$31,355	$10,136	209%	$40,983	$24,241	69%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	3	44	(93)	5	46	(89)

Total homebuilding revenues	$31,358	$10,180	208%	$40,988	$24,287	69%

Northern California:
House revenues	$53,268	$30,240	76%	$80,792	$56,065	44%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	215	198	9	340	331	3

Total homebuilding revenues	$53,483	$30,438	76%	$81,132	$56,396	44%

Mountain West:
House revenues	$35,671	$28,434	25%	$57,041	$45,986	24%
Land revenues	4,213	4,738	(11)	4,966	5,645	(12)
Other homebuilding revenues	0	39	(100)	183	175	5

Total homebuilding revenues	$39,884	$33,211	20%	$62,190	$51,806	20%

South West:
House revenues	$34,006	$26,615	28%	$67,432	$45,918	47%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	145	85	71	252	297	(15)

Total homebuilding revenues	$34,151	$26,700	28%	$67,684	$46,215	46%

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)

Other:
House revenues	$1,964	$1,585	24%	$3,530	$2,390	48%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	0	0	0	0	0	0

Total homebuilding revenues	$1,964	$1,585	24%	$3,530	$2,390	48%

For the three months ended June 30, 2013, total homebuilding revenues were $217.0 million compared to $132.2 million for the three months ended June 30, 2012. This increase was primarily attributable to a 50% increase in homes closed and a 12% increase in the ASP of homes closed. The increase in home closings for the period was driven primarily by the 98% higher beginning of the year backlog at December 31, 2012 versus December 31, 2011. The increase in the ASP of homes closed was primarily attributable to the general increase in new home prices, net of a shift to lower priced homes in certain markets.

For the six months ended June 30, 2013, total homebuilding revenues were $351.8 million compared to $237.6 million for the six months ended June 30, 2012. This increase was primarily attributable to a 40% increase in homes closed and a 8% increase in the ASP of homes closed. The increase in home closings for the period was driven primarily by the 98% higher beginning of the year backlog at December 31, 2012 versus December 31, 2011. The increase in the ASP of homes closed was primarily attributable to the general increase in new home prices, net of a shift to lower priced homes in certain markets.

For the three and six months ended June 30, 2013 and 2012, homes closed, by segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Homes closed:
Southern California	80	64	25%	131	111	18%
San Diego	68	19	258	91	46	98
Northern California	116	58	100	177	115	54
Mountain West	78	64	22	131	102	28
South West	109	95	15	217	160	36
Other	9	7	29	15	11	36

Total consolidated	460	307	50	762	545	40
Unconsolidated joint ventures	51	37	38	78	57	37

Total homes closed	511	344	49%	840	602	40%

For the three and six months ended June 30, 2013 and 2012, the ASP of homes closed, by segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
ASP of homes closed:
Southern California	$701,600	$470,281	49%	$718,328	$481,225	49%
San Diego	461,103	533,474	(14)	450,341	526,978	(15)
Northern California	459,207	521,379	(12)	456,452	487,522	(6)
Mountain West	457,321	444,281	3	435,427	450,843	(3)
South West	311,982	280,158	11	310,747	286,988	8
Other	218,222	226,429	(4)	235,285	217,273	8

Total consolidated	461,722	414,033	12	451,283	418,378	8
Unconsolidated joint ventures	317,118	298,459	6	324,923	302,456	7

Total ASP of homes closed	$447,290	$401,602	11%	$439,550	$407,402	8%

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments.

Gross margin for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	Gross Margin %	2012	Gross Margin %	2013	Gross Margin %	2012	Gross Margin %
	(Dollars in thousands)
Gross margin	$48,426	22.3%	$24,490	18.5%	$79,962	22.7%	$45,058	18.9%

For the three months ended June 30, 2013, total gross margin was $48.4 million compared to $24.5 million for the three months ended June 30, 2012. This increase was primarily attributable to increased homes closed and higher margins resulting from general price increases experienced in all of our segments, partially offset by higher labor and material costs.

For the six months ended June 30, 2013, total gross margin was $80.0 million compared to $45.1 million for the six months ended June 30, 2012. This increase was primarily attributable to increased homes closed and higher margins resulting from general price increases experienced in all of our segments, partially offset by higher labor and material costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Total homebuilding revenues	$216,974	$132,218	64%	$351,813	$237,578	48%

Selling expense	$12,848	$10,199	26%	$23,002	$19,551	18%

% of total homebuilding revenues	5.9%	7.7%	180 bp’s	6.5%	8.2%	170 bp’s

General and administrative expense	$14,078	$11,573	22%	$26,035	$19,824	31%

% of total homebuilding revenues	6.5%	8.8%	230 bp’s	7.4%	8.3%	90 bp’s

Total selling, general and administrative expense	$26,926	$21,772	24%	$49,037	$39,375	25%

% of total homebuilding revenues	12.4%	16.5%	410 bp’s	13.9%	16.6%	270 bp’s

Selling Expense

For the three months ended June 30, 2013, selling expense was $12.8 million compared to $10.2 million for the three months ended June 30, 2012, but decreased as a percentage of revenues. For the six months ended June 30, 2013, selling expense was $23.0 million compared to $19.6 million for the six months ended June 30, 2012, but also decreased as a percentage of revenues. As homebuilding revenues increase, we are generally able to achieve economies of scale and efficiencies on certain expenses that are more fixed in nature.

General and Administrative Expense

For the three months ended June 30, 2013, general and administrative expense was $14.1 million compared to $11.6 million for the three months ended June 30, 2012. The increase was primarily due to increased compensation expenses. For the six months ended June 30, 2013, general and administrative expense was $26.0 million compared to $19.8 million for the six months ended June 30, 2012. The increase was also primarily due to increased compensation expenses. However, G&A expenses as a percentage of revenue were lower for both the three month and six month periods in 2013, compared to 2012, as a result of greater operating efficiencies from the increased level of revenues.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in real property development.

For the three months ended June 30, 2013, equity in income (loss) from joint ventures was $0.5 million compared to $0.3 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, equity in income (loss) from joint ventures was $(0.2) million compared to $.4 million for the six months ended June 30, 2012. For the three and six months ended June 30, 2013 and 2012, there were no significant earnings or losses from any unconsolidated joint venture.

Gain (Loss) on Reinsurance Transaction

Completed operations claims were previously insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of transactions (the “PIC Transaction”) in which these policies were either novated to JFSCI or reinsured with third-party insurance carriers. As a result of the PIC Transaction, a $34.8 million gain was generated but deferred and to be recognized as income when related claims are paid. In addition, the deferred gain can be increased or decreased based on changes in actuarial estimates. Any changes to the deferred gain will be recognized as a current period gain or charge.

For the three months ended June 30, 2013 and 2012, a $0.8 million and $8.2 million loss was recognized due to adjustments to actuarial estimates. For the six months ended June 30, 2013 and 2012, a $0.2 million and $7.4 million loss was recognized also due to adjustments to actuarial estimates.

Interest Expense

Interest expense represents interest incurred and not capitalized. For the three and six months ended June 30, 2013 and 2012, most interest incurred was capitalized to inventory with the remainder expensed as a result of debt exceeding the qualified asset amounts. Assets qualify for interest capitalization during their development and other qualifying activities such as construction; however, if qualified assets are less than the total amount of debt, then interest is expensed relative to the shortfall.

For the three months ended June 30, 2013, interest expense was $1.4 million compared to $5.9 million for the three months ended June 30, 2012. For the six months ended June 30, 2013, interest expense was $4.8 million compared to $12.2 million for the six months ended June 30, 2012. This decrease was primarily attributable to a higher level of qualified assets.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income, gains (losses) on sales of investments, pre-acquisition cost and deposit write-offs, property tax expense and other income (expense). Interest income is primarily from related party notes receivables, investments and interest bearing cash accounts.

For the three and six months ended June 30, 2013 and 2012, other (expense) income, net was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Other income (expense), net:
Interest income	$557	$1,227	(55)%	$1,177	$2,546	(54)%
Gain on sale of investments	0	0	0	10	23	(57)
Other income (expense)	(320)	(1,462)	(78)	(180)	(1,294)	(86)

Total other (expense) income, net	$237	$(235)	—%	$1,007	$1,275	(21)%

For the three and six months ended June 30, 2013, other (expense) income, net was $0.2 million and $1.0 million, respectively, compared to $(0.2) million and $1.3 million, respectively, for the three and six months ended June 30, 2012. This decrease was primarily attributable to decreased interest income on the Company’s bank and investment accounts.

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

At June 30, 2013 and December 31, 2012, net deferred tax assets of SHI before reserves were $31.5 million and $32.7 million, respectively, which primarily related to available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. The $31.5 million deferred tax asset valuation allowance fully reserves the net deferred tax asset due to the inherent uncertainty of future income as the housing recovery is in its early stages. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance.

Net (Income) Expense Attributable to Non-Controlling Interests

Joint ventures are consolidated when we have a controlling interest or, absent a controlling interest, when we can substantially influence its business. Net loss (income) attributable to non-controlling interests represents the share of loss (income) attributable to the parties having a non-controlling interest. The net (income) expense attributable to non-controlling interests was not material for the periods presented.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) plus other comprehensive income (loss) attributable to unrealized gains (losses) from investments, net of reclassification adjustments for realized gains (losses) and tax benefit (expense).

For the three and six months ended June 30, 2013 and 2012, comprehensive income (loss) was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Comprehensive income (loss):
Net income (loss)	$19,532	$(12,120)	—%	$26,369	$(12,318)	—%
Unrealized gains (losses) on investments, net	107	(641)	—	237	802	(70)

Total comprehensive income (loss), net	$19,639	$(12,761)	—%	$26,606	$(11,516)	—%

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

An active selling community represents a new home community that advertises, markets and sells homes through a sales office located at a model complex in the community. Sales offices in communities near the end of their sales cycle are not designated as an active selling community. An active selling community is a designation similar to a store or sales outlet and is used to measure home sales order results on a per active selling community basis. Presentation of home sales orders per active selling community is a means of assessing sales growth or reductions across communities through a common analytical measurement. The average number of active selling communities for a particular period represents the aggregate number of active selling communities in operation at the end of each month in such period divided by the number of months in such period.

For the three and six months ended June 30, 2013 and 2012, home sales orders, net of cancellations, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Home sales orders, net:
Southern California	50	88	(43)%	104	158	(34)%
San Diego	74	57	30	165	110	50
Northern California	101	115	(12)	221	236	(6)
Mountain West	122	121	1	234	210	11
South West	163	194	(16)	303	348	(13)
Other	4	12	(67)	6	24	(75)

Total consolidated	514	587	(12)%	1,033	1,086	(5)%
Unconsolidated joint ventures	65	63	3	111	106	5

Total home sales orders, net	579	650	(11)%	1,144	1,192	(4)%

For the three and six months ended June 30, 2013 and 2012, cancellation rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cancellation rates:
Southern California	7%	11%	10%	12%
San Diego	16	29	18	30
Northern California	11	14	10	11
Mountain West	12	12	12	13
South West	10	10	13	11
Other	20	14	25	17

Total consolidated	12%	14%	13%	14%
Unconsolidated joint ventures	22	11	21	12

Total cancellation rates	13%	13%	14%	14%

For the three and six months ended June 30, 2013 and 2012, active selling communities were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Average number of active selling communities:
Southern California	5	7	(29)%	5	8	(38)%
San Diego	6	9	(33)	7	10	(30)
Northern California	13	15	(13)	13	16	(19)
Mountain West	15	13	15	15	13	15
South West	14	16	(13)	15	17	(12)
Other	1	3	(67)	1	3	(67)

Total consolidated	54	63	(14)	56	67	(16)
Unconsolidated joint ventures	13	10	30	12	11	9

Total average number of active selling communities	67	73	(8)%	68	78	(13)%

For the three months ended June 30, 2013, consolidated home sales orders per active selling community were 9.5, or 3.2 per month, compared to 9.3, or 3.1 per month, for the three months ended June 30, 2012. The increase for the three months ended June 30, 2013 reflects the improved market conditions in each segment compared to the three months ended June 30, 2012. The improvement in housing demand for the three months ended June 30, 2013 is also reflected in our lower cancellation rates and higher traffic.

For the six months ended June 30, 2013, consolidated home sales orders per active selling community were 18.4, or 3.1 per month, compared to 16.2, or 2.7 per month, for the six months ended June 30, 2012. The increase for the six months ended June 30, 2013 reflects the improved market conditions in each segment compared to the six months ended June 30, 2012. The improvement in housing demand for the six months ended June 30, 2013 is also reflected in our lower cancellation rates and higher traffic.

Sales Order Backlog

Sales order backlog represents homes sold and under contract to be built, but not closed. Backlog sales value is the revenue estimated to be realized at closing. A home is sold when a sales contract is signed by the seller and buyer, and upon receipt of a prerequisite deposit. A home is closed when all conditions of escrow are met, including delivery of the home, title passage, and appropriate consideration is received or collection of associated receivables, if any, is reasonably assured. A sold home is classified “in backlog” during the time between its sale and close. During that time, construction costs are generally incurred to complete the home except where market conditions or other factors justify increasing available unsold home inventory. Backlog is therefore an important performance measurement in analysis of cash outflows and inflows. However, because sales order contracts are cancelled by the buyer at times, not all homes in backlog will result in closings.

The overall increase in the number of homes in backlog at June 30, 2013 compared to June 30, 2012, is primarily due to the 98% higher backlog at the beginning of 2013 versus the beginning of 2012.

At June 30, 2013 and 2012, sales order backlog was as follows:

	Homes		Sales Value		ASP
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
			(In thousands)		(In thousands)
Backlog:
Southern California	96	106	$84,130	$58,862	$876	$555
San Diego	181	103	87,566	41,266	484	401
Northern California	285	226	152,498	104,810	535	464
Mountain West	315	203	144,441	89,167	459	439
South West	298	340	93,290	92,717	313	273
Other	7	24	2,327	5,641	332	235

Total consolidated	1,182	1,002	564,252	392,463	477	392
Unconsolidated joint ventures	117	83	37,958	26,947	324	325

Total backlog	1,299	1,085	$602,210	$419,410	$464	$387

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

At June 30, 2013, December 31, 2012 and June 30, 2012, total lots owned or controlled were as follows:

	June 30, 2013	December 31, 2012	% Change from December 31, 2012	June 30, 2012	% Change from June 30, 2012
Lots owned or controlled by segment:
Southern California	2,030	1,989	2%	1,133	79%
San Diego	699	764	(9)	713	(2)
Northern California	3,099	3,182	(3)	3,963	(22)
Mountain West	10,180	10,074	1	9,900	3
South West	3,284	1,876	75	1,819	81
Other	10	25	(60)	45	(78)

Total consolidated	19,302	17,910	8	17,573	10
Unconsolidated joint ventures	3,745	3,874	(3)	1,919	95

Total lots owned or controlled	23,047	21,784	6%	19,492	18%

Lots owned or controlled by ownership type:
Lots owned for homebuilding	6,413	6,448	(1)%	6,247	3%
Lots owned and held for sale	3,269	3,382	(3)	3,506	(7)
Lots optioned or subject to contract for homebuilding	6,586	5,046	31	4,786	38
Lots optioned or subject to contract that will be held for sale	3,034	3,034	0	3,034	0
Unconsolidated joint venture lots	3,745	3,874	(3)	1,919	95

Total lots owned or controlled	23,047	21,784	6%	19,492	18%

At June 30, 2013, December 31, 2012 and June 30, 2012, total homes under construction and completed homes were as follows:

	June 30, 2013	December 31, 2012	% Change from December 31, 2012	June 30, 2012	% Change from June 30, 2012
Homes under construction:
Sold	833	630	32%	657	27%
Unsold	134	133	1	139	(4)

Total consolidated	967	763	27	796	21
Unconsolidated joint ventures	65	64	2	79	(18)

Total homes under construction	1,032	827	25%	875	18%

Completed homes:(a)
Sold(b)	60	41	46%	38	58%
Unsold	16	22	(27)	24	(33)

Total consolidated	76	63	21	62	23
Unconsolidated joint ventures	16	9	78	8	100

Total completed homes	92	72	28%	70	31%

(a)	Excludes model homes.
(b)	Sold but not closed.

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs have been primarily funded from cash on our balance sheet and our homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. In addition, the Company has, and will continue to utilize, land option contracts, public and private note offerings, land seller notes, joint venture structures (which typically obtain project level financing to reduce the amount of partner capital invested), assessment district bond financing, letters of credit and surety bonds, tax refunds and proceeds from related party note receivables as sources of liquidity. At present, we do not have a revolving credit facility to fund short-term cash liquidity needs. At June 30, 2013, cash and cash equivalents were $158.0 million, restricted cash was $2.3 million and total debt was $759.7 million, compared to cash and cash equivalents of $279.8 million, restricted cash of $13.0 million and total debt of $758.2 million at December 31, 2012. Restricted cash includes customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds.

Based on our financial condition, we believe existing cash, cash equivalents, cash from operations and the other sources available to us will likely be sufficient to provide for our cash requirements in the next twelve months. However, at some point over the next twelve month period, it is likely we will need additional sources of capital to fund our growth objectives, otherwise we would have to make adjustments to our land acquisition and development expenditures. Those sources, if available, could be from a secured or unsecured credit facility, new secured or unsecured notes or a combination of these. In evaluating this sufficiency for the next twelve months, we considered the expected cash flow to be generated by homebuilding operations, our current cash position and other sources of liquidity available to us, compared to anticipated cash requirements for interest payments on the Secured Notes due May 2019 (the “Secured Notes”), land purchase commitments and land development expenditures, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

•	Strategic land acquisitions that meet our investment and marketing standards, including, in most cases, the quick turn of assets;

•	Strict control and limitation of unsold home inventory and avoidance of excessive and untimely uses of cash;

•	Pre-qualification of homebuyers, timely commencement of home construction thereon and mitigation of cancellations and creation of unsold inventory;

•	Reduced construction cycle times, prompt closings of homes and improved cash flow thereon; and

•	Maintenance of sufficient cash or other sources of liquidity that, depending on market conditions, will be available to acquire land and increase our active selling communities.

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

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our use of the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, all of which have been filed. We expect the Tax Court to render its decision sometime during 2013 or 2014. Resolution of this matter, either through settlement or adjudication, may require payments (a) from SHI to the IRS and the applicable state taxing authorities for its income tax liability and interest and (b) from SHLP to its partners pursuant to the Tax Distribution Agreement for their liability attributable to SHLP’s income taxes and interest. We expect our position will prevail, but for adjudication contrary to our position, which is reasonably possible, the total amount of the SHI’s payment to the IRS and applicable state taxing authorities could be up to $64 million and the required distributions to SHLP’s partners pursuant to the Tax Distribution Agreement could be up to $107 million.

Notwithstanding, the Indenture governing the Secured Notes (the “Indenture”) restricts SHLP’s ability to make distributions to its partners pursuant to the Tax Distribution Agreement in excess of an amount specified by the Indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess. The initial Maximum CCM Payment is $70.0 million, which amount will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of CCM and payments made by SHLP on certain guarantee obligations described in the Indenture. Payments of CCM-related tax liabilities by SHLP pursuant to the Tax Distribution Agreement or by SHI will not impact our Consolidated Fixed Charge Coverage Ratio (as defined below) or our ability to incur additional indebtedness under the terms of the Indenture.

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

The Indenture governing the Secured Notes provides that we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the Indenture) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At June 30, 2013, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 1.80. The increase in the Consolidated Fixed Charge Coverage Ratio from 1.44 at March 31, 2013 was due to the increasing income of the Company and the change in the preferred rates on unreturned capital balances for the Series B and Series D preferred equity holders, which was effective retroactive to January 1, 2013.

The following table presents cash provided by (used in) operating, investing and financing activities:

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$(108,166)	$(33,704)
Investing activities	(12,841)	6,095
Financing activities	(752)	180

Net (decrease) increase in cash	$(121,759)	$(27,429)

Cash from Operating Activities

For the six months ended June 30, 2013, cash provided by (used in) operating activities was $(108.2) million compared to $(33.7) million for the six months ended June 30, 2012.This decrease was primarily attributed to increased land acquisitions, land development and construction costs totaling $(200.6) million, which were partially offset by cash receipts from increased home sales of $115.9 million, the release of $10.0 million in restricted cash and an $8.6 million increase in payables and other liabilities.

Cash from Investing Activities

For the six months ended June 30, 2013, cash provided by (used in) investing activities was $(12.8) million compared to $6.1 million for the six months ended June 30, 2012. This decrease was primarily attributable to increased investments in unconsolidated land development and homebuilding joint ventures formed in December 2012, and lower proceeds from the maturity and sale of available-for-sale investments.

Cash from Financing Activities

For the six months ended June 30, 2013, cash provided by (used in) financing activities was $(0.8) million compared to $0.2 million for the six months ended June 30, 2012. This decrease was primarily attributable to reduced contributions from non-controlling interests, net of distributions, partially offset by reduced principal payments to financial institutions and others.

Notes Payable

At June 30, 2013 and December 31, 2012, notes payable were as follows:

	June 30, 2013	December 31, 2012
Notes payable:
$750.0 million 8.625% senior secured notes due May 2019	$750,000	$750,000
Other secured promissory notes	9,740	8,209

Total notes payable	$759,740	$758,209

On May 10, 2011, we issued $750.0 million of secured notes, which bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At June 30, 2013 and December 31, 2012, accrued interest was $8.1 million and $8.1 million, respectively.

The Indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with affiliates. At June 30, 2013 and December 31, 2012, we were in compliance with these covenants.

The Indenture governing the Secured Notes provides that we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the Indenture) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At June 30, 2013, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 1.80.

In addition, our ability to make joint venture and other restricted payments and investments is governed by the Indenture. We are permitted to make otherwise restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available as long as our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. The aggregate amount of the restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture), generated subsequent to the issuance of the Secured Notes plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company since the issuance of the Secured Notes, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have a number of joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. During the second quarter of 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At June 30, 2013 we made aggregate capital contributions of $9.5 million to this joint venture. We project that our peak investment of $45.0 million in this joint venture will occur in the fourth quarter of 2014 and, shortly thereafter, will be returned to the Company. We anticipate making additional investments in this joint venture in 2015 at amounts well below the $45.0 million commitment, and we expect such additional investments will be returned to us by the end of 2015.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, and purchase obligations for water system connection rights. At June 30, 2013, there were no material changes to contractual obligations from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts as a method of acquiring large tracts of land in smaller parcels to better manage financial and market risk of holding land and to reduce use of funds. Option contracts generally require a non-refundable deposit after a diligence period for the right to acquire lots over a specified period of time at a predetermined price. However, in certain circumstances, the purchase price may not, in whole or in part, be determinable and payable until the homes or lots are sold. In such instances, an estimated purchase price for the unknown portion is not included in the total remaining purchase price. At June 30, 2013, we had owned or controlled 7,236 lots in Colorado for which the entire purchase price is determined at the time the underlying lots is sold to a home buyer or other purchaser of the lot. At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letters of credit with no further financial responsibility to the land seller. However, purchase contracts can contain additional development obligations that must be completed even if a contract is terminated.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At June 30, 2013, we had $6.8 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $355.4 million, compared to $5.3 million and $200.2 million, respectively, at December 31, 2012.

Water System Connection Rights

At one of our consolidated homebuilding projects, we have a contractual obligation to purchase and receive water system connection rights which, at June 30, 2013, had an estimated market value in excess of their contractual purchase price of $33.6 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures for the following purposes:

•	leveraging our capital base;

•	managing and reducing financial and market risks of holding land;

•	establishing strategic alliances;

•	accessing lot positions; and

•	expanding market share.

These joint ventures typically obtain secured acquisition, development and construction financing, each designed to reduce use of our capital.

At June 30, 2013 and December 31, 2012, total unconsolidated joint ventures’ notes payable were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$49,453	$45,610
Non-Guaranteed	10,936	22,894

Total bank and seller notes payable (a)	60,389	68,504

Partner notes payable:
Unsecured (b)	5,296	5,296

Total unconsolidated joint venture notes payable	$65,685	$73,800

Other unconsolidated joint venture notes payable (c)	$43,002	$57,839

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable.
(c)	We have an indirect effective ownership in two joint ventures of 12.3% and .0003%, respectively, that had bank notes payable secured by real property, which we have not guaranteed.

At June 30, 2013 and December 31, 2012, remargin obligations and guarantees provided on the debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees. At June 30, 2013 and December 31, 2012, we had an indemnification agreement from our joint venture partner for 90% of one secured loan balance, which was zero and zero, respectively. However, we cannot provide assurance we could collect under this indemnity agreement. In addition, for another joint venture, we have a remargin obligation that is limited to the lesser of 50% of the outstanding balances or $35.0 million in total for the joint venture loans, which outstanding loan balances were $49.4 million and $45.6 million at June 30, 2013 and December 31, 2012, respectively. Consequently, our maximum remargin obligation was $24.7 million and $22.8 million at June 30, 2013 and December 31, 2012, respectively. We also have an indemnification agreement from our joint venture partner under which we could potentially recover a portion of any remargin payments made to the bank. However, we cannot provide assurance we could collect under this indemnity agreement. No liabilities were recorded for these guarantees at June 30, 2013 and December 31, 2012, as the fair value of the secured real estate assets exceeded the outstanding notes payable.

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

Guarantees, Surety Obligations and Other Contingencies

At June 30, 2013 and December 31, 2012, certain unrecorded loan remargin or other guarantees, surety obligations and other contingencies were as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint ventures	24,726	22,805
Outstanding letters of credit	457	4,216
Costs to complete on surety bonds for Company projects	94,672	85,490
Costs to complete on surety bonds for joint venture projects	27,659	30,804
Costs to complete on surety bonds for related party projects	2,274	2,311

Total unrecorded contingent liabilities and commitments	$219,788	$215,626

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At June 30, 2013 and December 31, 2012, outstanding letters of credit against the letter of credit facility were $0.5 million and $4.2 million, respectively.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At June 30, 2013, there were $94.7 million of costs to complete in connection with the $182.5 million of surety bonds that were issued. At December 31, 2012, there were $85.5 million of costs to complete in connection with the $186.0 million of surety bonds that were issued.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At June 30, 2013, there were $27.7 million of costs to complete in connection with $64.5 million of surety bonds that were issued for unconsolidated joint venture projects, and a $2.3 million of costs to complete in connection with $5.8 million of surety bonds that were issued for related party projects. At December 31, 2012, there were $30.8 million of costs to complete in connection with $71.6 million of surety bonds that were issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $6.1 million of surety bonds that were issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. At June 30, 2013 and December 31, 2012, in connection with a credit support arrangement, there was $6.0 million and $4.9 million, respectively, reimbursable to us from a metro-district in Colorado.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At June 30, 2013 and December 31, 2012, in connection with certain funding arrangements, there was $12.7 million and $16.3 million, respectively, reimbursable to us from certain metro-districts, including $11.4 million and $11.9 million, respectively, from a metro-district in Colorado.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, the Company effectively remains a 10% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At June 30, 2013 and December 31, 2012, the Company exceeded the minimum tangible net worth requirement.

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

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and six months ended June 30, 2013, general and administrative expenses included $5.9 million and $11.1 million, respectively, for corporate services provided by JFSCI. For the three and six months ended June 30, 2012, general and administrative expenses included $4.5 million and $8.4 million, respectively, for corporate services provided by JFSCI.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverages provided by these third party insurance providers. Policies covering these risks are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the three months ended June 30, 2013 and 2012, amounts paid to affiliates for this retention insurance coverage were $3.9 million and $7.8 million, respectively. For the six months ended June 30, 2013 and 2012, amounts paid to affiliates for this retention insurance coverage were $3.2 million and $5.9 million, respectively.

CRITICAL ACCOUNTING POLICIES

We believe no significant changes occurred to our critical accounting policies during the six months ended June 30, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable- rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments at or during the six months ended June 30, 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes. As we do not have an obligation to prepay fixed-rate debt prior to maturity, interest rate risk and changes in fair market value should not have a significant impact on such debt until we refinance.

We believe no significant changes to our market risks occurred during the six months ended June 30, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures at June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded, at such date, that our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

We made no change in internal control over financial reporting during the second quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q, contain forward-looking statements and information relating to us that are based on beliefs of management as well as assumptions made by, and information currently available to, us. When used in this document, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and “project” and similar expressions, as they relate to us are intended to identify forward-looking statements. These statements reflect our current views with respect to future events, are not guarantees of future performance and involve risks and uncertainties difficult to predict. Further, certain forward- looking statements are based upon assumptions of future events that may not prove to be accurate.

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

Many of these factors are macroeconomic in nature and are, therefore, beyond our control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance or achievements may vary materially from those described in this Quarterly Report on Form 10-Q as anticipated, believed, estimated, expected, intended, planned or projected. Except as required by law, we neither intend nor assume any obligation to revise or update these forward- looking statements, which speak only as of their dates.

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In such cases, there may exist an exposure to loss in excess of amounts accrued. In view of the inherent difficulty of predicting the outcome of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. While their outcome cannot be predicted with certainty, we believe we have appropriately reserved for these claims or matters. Other than the CCM matter described in “Liquidity and Capital Resources” and in Notes 13 and 15 to our consolidated financial statements, we do not believe we are subject to any material legal claims and regulatory matters at this time. However, if liabilities arising from their ultimate resolution of legal claims or regulatory matters exceeds their recorded reserves, we could incur additional charges that could be significant.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 5.	OTHER INFORMATION

On August 6, 2013, the Shea Homes Limited Partnership Seventh Amended and Restated Agreement (“Agreement”) was amended to change the interest rates on the Class B and Class D preferred returns, effective January 1, 2013. The Class B preferred return changed from Prime minus 2.05%, to 1.2% from January 1, 2013 to December 31, 2016, 2.25% from January 1, 2017 to December 31, 2020, and Prime less 2.05% from January 1, 2021 and thereafter on unreturned capital balances. The Class D preferred return changed from 7.0% to 2.0% from January 1, 2013 to December 31 2016, 12.75% from January 1, 2017 to December 31, 2020, and 7.0% from January 1, 2021 and thereafter on unreturned capital balances

ITEM 6.	EXHIBITS

3.1	Certificate of Limited Partnership of Shea Homes Limited Partnership (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

3.2	First Amendment to Seventh Amended and Restated Agreement of Limited Partnership of Shea Homes Limited Partnership

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Shea Homes Limited Partnership’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Condensed Consolidated Statements of Changes in Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEA HOMES LIMITED PARTNERSHIP

(Registrant)

Dated: August 9, 2013	By:	/s/ Roberto F. Selva
Roberto F. Selva
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2013	By:	/s/ Andrew H. Parnes
Andrew H. Parnes
Chief Financial Officer
(Principal Financial Officer)