Form 10-Q
period 2013-09-30
Shea Homes Limited Partnership
filed 2013-11-12
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

SHEA HOMES LIMITED PARTNERSHIP

FORM 10-Q

INDEX

		Page No.

PART 1. Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2013 (unaudited) and December 31, 2012	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2013 and 2012	3

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2013 and 2012	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements at September 30, 2013 (Unaudited) and December 31, 2012 and for the Three and Nine Months Ended September 30, 2013 and 2012 (Unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	47

ITEM 4.	Controls and Procedures	48

PART 2. Other Information

ITEM 1.	Legal Proceedings	50

ITEM 1A.	Risk Factors	50

ITEM 6.	Exhibits	51

SIGNATURES		52

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Cash and cash equivalents	$143,198	$279,756
Restricted cash	2,196	13,031
Accounts and other receivables, net	139,729	141,289
Receivables from related parties, net	32,681	34,028
Inventory	1,042,065	837,653
Investments in unconsolidated joint ventures	43,415	28,653
Other assets, net	39,679	39,127

Total assets	$1,442,963	$1,373,537

Liabilities and equity
Liabilities:
Notes payable	$759,180	$758,209
Payables to related parties	4,868	125
Accounts payable	49,325	62,738
Other liabilities	257,896	233,218

Total liabilities	1,071,269	1,054,290

Equity:
SHLP equity:
Owners’ equity	366,517	314,321
Accumulated other comprehensive income	4,769	4,517

Total SHLP equity	371,286	318,838
Non-controlling interests	408	409

Total equity	371,694	319,247

Total liabilities and equity	$1,442,963	$1,373,537

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Operations

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)
Revenues	$238,309	$146,421	$590,579	$384,492
Cost of sales	(182,461)	(115,225)	(454,769)	(308,238)

Gross margin	55,848	31,196	135,810	76,254

Selling expenses	(14,291)	(10,296)	(37,293)	(29,847)
General and administrative expenses	(14,097)	(16,001)	(40,132)	(35,825)
Equity in income (loss) from unconsolidated joint ventures, net	(616)	(50)	(770)	334
Gain (loss) on reinsurance transaction	1,758	199	1,599	(7,168)
Interest expense	(145)	(4,581)	(4,975)	(16,778)
Other income (expense), net	(1,350)	8,640	(343)	9,915

Income (loss) before income taxes	27,107	9,107	53,896	(3,115)

Income tax expense	(1,281)	(807)	(1,701)	(903)

Net income (loss)	25,826	8,300	52,195	(4,018)
Less: Net loss (income) attributable to non-controlling interests	(2)	30	1	(164)

Net income (loss) attributable to SHLP	$25,824	$8,330	$52,196	$(4,182)

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)

Net income (loss)	$25,826	$8,300	$52,195	$(4,018)
Other comprehensive income (loss), before tax
Unrealized investment holding gains (losses) during the year	95	(1,150)	520	803
Less: Reclassification adjustments for investment (gains) losses included in other income (expense)	(2)	(3,955)	(39)	(3,955)

Comprehensive income (loss), before tax	25,919	3,195	52,676	(7,170)
Income tax (expense) benefit relating to other comprehensive income / (loss)	(78)	1,975	(229)	824

Comprehensive income (loss), net of tax	25,841	5,170	52,447	(6,346)
Less: Comprehensive (income) loss attributable to non-controlling interests	(2)	30	1	(164)

Comprehensive income (loss) attributable to SHLP	$25,839	$5,200	$52,448	$(6,510)

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership							Non- controlling Interests	Total Equity
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total SHLP Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2011	$1	$173,555	$120,955	$0	$294,511	$6,392	$300,903	$27,100	$328,003
Comprehensive income (loss):
Net income (loss)	0	(4,182)	0	0	(4,182)	0	(4,182)	164	(4,018)
Change in unrealized gains on investments, net	0	0	0	0	0	(2,328)	(2,328)	0	(2,328)

Total comprehensive income (loss)							(6,510)	164	(6,346)
Redemption of Company’s interest in consolidated joint venture (see Note 12)	0	(11,580)	0	0	(11,580)	0	(11,580)	(28,239)	(39,819)
Contributions from non-controlling interests	0	0	0	0	0	0	0	1,746	1,746
Distributions to non-controlling interests	0	0	0	0	0	0	0	(344)	(344)

Balance, September 30, 2012 (unaudited)	$1	$157,793	$120,955	$0	$278,749	$4,064	$282,813	$427	$283,240

Balance, December 31, 2012	$1,863	$173,555	$138,413	$490	$314,321	$4,517	$318,838	$409	$319,247
Comprehensive income (loss):
Net income (loss)	0	14,013	38,183	0	52,196	0	52,196	(1)	52,195
Change in unrealized gains on investments, net	0	0	0	0	0	252	252	0	252

Total comprehensive income (loss)							52,448	(1)	52,447

Balance, September 30, 2013 (unaudited)	$1,863	$187,568	$176,596	$490	$366,517	$4,769	$371,286	$408	$371,694

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Operating activities
Net income (loss)	$52,195	$(4,018)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss from joint ventures	770	(334)
(Gain) loss on reinsurance transaction	(1,599)	7,168
Net gain on sale of available-for-sale investments	(15)	(8,802)
Depreciation and amortization expense	7,312	5,255
Net interest capitalized on investments in joint ventures	(1,473)	(604)
Distributions of earnings from joint ventures	6,000	1,400
Changes in operating assets and liabilities:
Restricted cash	10,835	(15)
Receivables and other assets	(3,577)	(7,783)
Inventory	(212,623)	(114,860)
Payables and other liabilities	17,726	35,756

Net cash provided by (used in) operating activities	(124,449)	(86,837)

Investing activities
Proceeds from sale of available-for-sale investments	3,163	23,954
Net collections (advances) on promissory notes from related parties	3,037	1,931
Investments in unconsolidated joint ventures	(20,138)	(1,711)
Distributions of equity from unconsolidated joint ventures	3,822	244

Net cash provided by (used in) investing activities	(10,116)	24,418

Financing activities
Principal payments to financial institutions and others	(1,993)	(1,541)
Contributions from non-controlling interests	0	1,746
Distributions to non-controlling interests	0	(344)
Other financing activities	0	(168)

Net cash provided by (used in) financing activities	(1,993)	(307)

Net (decrease) increase in cash and cash equivalents	(136,558)	(62,726)
Cash and cash equivalents at beginning of period	279,756	268,366

Cash and cash equivalents at end of period	$143,198	$205,640

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

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

Organization

SHLP, a California limited partnership, was formed January 4, 1989, pursuant to an agreement of partnership (the “Agreement”), as most recently amended August 6, 2013, by and between J.F. Shea, GP, a Delaware general partnership, as general partner, and the Company’s limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), that are under the common control of Shea family members (collectively, the “Partners”). J.F. Shea, GP is 96% owned by JFSCI (see Note 14).

Nature of Operations

Our principal business purpose is homebuilding, which includes acquiring and developing land and constructing and selling new residential homes thereon. To a lesser degree, we develop lots and sell them to other homebuilders. Our principal markets are California, Arizona, Colorado, Washington, Nevada, Florida and Houston, Texas.

We own a captive insurance company, Partners Insurance Company, Inc. (“PIC”), which provided warranty, general liability, workers’ compensation and completed operations insurance for related companies and third-party subcontractors. Effective for the policy years commencing in 2007, PIC ceased issuing policies for these coverages (see Note 11).

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results expected for the year ending December 31, 2013.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications were made in the 2012 condensed consolidated financial statements to conform to classifications in 2013. At December 31, 2012, investments of $12.1 million and property and equipment of $2.2 million were reclassified to other assets in the consolidated balance sheet. Additionally, for the nine months ended September 30, 2012, a $7.2 million loss on reinsurance was reclassified from other income (expense), net to gain (loss) on reinsurance transaction in the consolidated statements of operations and comprehensive income (loss), with corresponding changes made to operating cash flows in the consolidated statements of cash flows.

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

In accordance with our underlying completed operations insurance policies, these completed operations claims costs are usually recoverable from our subcontractors or insurance carriers. Completed operations claims through July 31, 2009 are insured or reinsured with third-party insurance carriers and completed operations claims commencing August 1, 2009 are insured with third-party and affiliate insurance carriers.

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

3. Restricted Cash

At December 31, 2012, restricted cash included cash used as collateral for potential obligations paid by the Company’s bank, customer deposits temporarily restricted in accordance with regulatory requirements, and cash used in lieu of bonds. In January 2013, $10.0 million of restricted cash used as collateral for potential obligations paid by the Company’s bank was released to the Company. At September 30, 2013 and December 31, 2012, restricted cash was $2.2 million and $13.0 million, respectively.

4. Fair Value Disclosures

At September 30, 2013 and December 31, 2012, as required by ASC 825, the following presents net book values and estimated fair values of notes payable.

	September 30, 2013		December 31, 2012
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 8.625% senior secured notes due May 2019	$750,000	$817,500	$750,000	$828,750
Secured promissory notes	$9,180	$9,180	$8,209	$8,209

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

5. Accounts and Other Receivables, net

At September 30, 2013 and December 31, 2012, accounts and other receivables, net were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Insurance receivables	$127,018	$131,519
Escrow receivables	2,776	576
Notes receivables	3,192	3,662
Development receivables	3,095	3,325
Other receivables	5,603	4,147
Reserve	(1,955)	(1,940)

Total accounts and other receivables, net	$139,729	$141,289

Insurance receivables are from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on closed homes (see Note 11). Closed homes for policy years August 1, 2001 to July 31, 2009 are insured or reinsured with third-party insurance carriers, and closed homes for policy years commencing August 1, 2009 are insured with third-party and affiliate insurance carriers. At September 30, 2013 and December 31, 2012, insurance receivables from affiliate insurance carriers were $36.5 million and $30.2 million, respectively.

We reserve for uncollectible receivables that are specifically identified.

6. Inventory

At September 30, 2013 and December 31, 2012, inventory was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Model homes	$81,813	$69,210
Completed homes for sale	36,698	14,015
Homes under construction	274,244	189,929
Lots available for construction	335,061	249,463
Land under development	140,231	175,922
Land held for future development	74,879	60,466
Land held for sale, including water system connection rights	84,789	71,381
Land deposits and preacquisition costs	14,350	7,267

Total inventory	$1,042,065	$837,653

Impairment

Inventory, including the captions above, are stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventories are adjusted to fair value (see Note 2).

For the nine months ended September 30, 2013 and 2012, there were no inventory impairment charges.

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

For the three and nine months ended September 30, 2013 and 2012, interest incurred, capitalized and expensed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest incurred	$16,780	$16,768	$50,322	$50,088

Interest expensed (a)	$145	$4,581	$4,975	$16,778

Interest capitalized as a cost of inventory during the period	$15,925	$11,961	$43,874	$32,706

Interest previously capitalized as a cost of inventory, included in cost of sales	$(15,110)	$(12,457)	$(40,014)	$(30,315)

Interest capitalized in ending inventory (b)	$106,709	$113,827	$106,709	$113,827

Interest capitalized as a cost of investments in unconsolidated joint ventures during the period	$710	$226	$1,473	$604

Interest previously capitalized as a cost of investments in unconsolidated joint ventures, included in equity in income (loss) from unconsolidated joint ventures	$(244)	$(226)	$(829)	$(604)

Interest capitalized in ending investments in unconsolidated joint ventures	$644	$0	$644	$0

(a)	For the two and eight months ended August 31, 2013, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed. For September 2013, qualifying assets exceeded debt; therefore, no interest was expensed.

For the three and nine months ended September 30, 2012, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed.

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

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, joint ventures. At September 30, 2013 and December 31, 2012, Deficit Distributions were $0.4 million and $0.7 million, respectively.

For the three and nine months ended September 30, 2013 and 2012, there were no impairment charges on investments in unconsolidated joint ventures.

At September 30, 2013 and December 31, 2012, total unconsolidated joint ventures’ notes payable were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$51,867	$45,610
Non-guaranteed	10,385	22,894

Total bank and seller notes payable (a)	62,252	68,504

Partner notes payable:
Unsecured (b)	9,866	5,296

Total unconsolidated joint venture notes payable	$72,118	$73,800

Other unconsolidated joint venture notes payable (c)	$49,861	$57,839

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable.
(c)	We have an indirect effective ownership in two joint ventures of 12.3% and .0003%, respectively, that had bank notes payable secured by real property, which we have not guaranteed.

At September 30, 2013 and December 31, 2012, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees. At September 30, 2013 and December 31, 2012, we had an indemnification agreement from our joint venture partner for 90% of one secured loan balance, which had no outstanding borrowings on either date. However, we cannot provide assurance we could collect under this indemnity agreement. For a second joint venture, we have a remargin obligation that is limited to the lesser of 50% of the outstanding balances or $35.0 million in total for the joint venture loans, which outstanding loan balances were $51.0 million and $45.6 million at September 30, 2013 and December 31, 2012, respectively. Consequently, our maximum remargin obligation was $25.5 million and $22.8 million at September 30, 2013 and December 31, 2012, respectively. We also have an indemnification agreement from our joint venture partner where we could potentially recover a portion of any remargin payments made by the Company. However, we cannot provide assurance we could collect under this indemnity agreement. For a third joint venture, we have a joint and several remargin obligation which, in total, was $0.9 million and zero at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the total maximum borrowings permitted on these loans were $21.6 million. We also have an indemnification agreement from our joint venture partner where we could potentially recover a portion of the related payments made by the Company. However, we cannot provide assurance we could collect under this indemnity agreement. No liabilities were recorded for these guarantees at September 30, 2013 and December 31, 2012, as the fair value of the secured real estate assets exceeded the outstanding notes payable.

Our ability to make joint venture and other restricted payments and investments is governed by the Indenture governing the Secured Notes (the “Indenture”). We are permitted to make otherwise restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available as long as our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture), is at least 2.0 to 1.0. At September 30, 2013, the aggregate amount of the restricted payments made under this broader restricted payment basket could not exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture), generated subsequent to the issuance of the Secured Notes plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company since the issuance of the Secured Notes, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have a number of joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. During the second quarter of 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At September 30, 2013 we made aggregate capital contributions of $11.6 million to this joint venture. We project that our peak investment of $45.0 million in this joint venture will occur in the fourth quarter of 2014 and, shortly thereafter, will be returned to the Company. In addition, we expect to make investments in this joint venture in 2015 at amounts well below the $45.0 million commitment, and we expect such additional investments in this joint venture will be returned to us by the end of 2015. We anticipate making additional investments in our other joint ventures which are not expected to be material in amount.

8. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. All VIEs at September 30, 2013 and December 31, 2012 were evaluated to determine the primary beneficiary.

Joint Ventures

We enter into joint ventures for homebuilding and land development activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the venture. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At September 30, 2013 and December 31, 2012, these joint ventures were not consolidated in our consolidated financial statements since they were not VIEs, or if they were VIEs, we were not the primary beneficiary.

At September 30, 2013 and December 31, 2012, we had a variable interest in an unconsolidated joint venture determined to be a VIE. The joint venture, RRWS, LLC (“RRWS”), was formed in December 2012 and is owned 50% by the Company and 50% by a third-party real estate developer (the “Partner”). Several acquisition, development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. The Company and Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. The Company also has a maximum aggregate liability under the re-margin arrangements of the lesser of 50% of the outstanding balances or $35.0 million in total. The obligations of the Company and Partner under the re-margin arrangements are limited during the first two years of the loans. In addition to re-margin arrangements, the Partner, and several of its principals, executed repayment guarantees with no limit on their liability. At September 30, 2013 and December 31, 2012, outstanding bank notes payable were $51.0 million and $45.6 million, respectively, of which the Company has a maximum remargin obligation of $25.5 million and $22.8 million, respectively. The Company also has an indemnification agreement from the Partner, under which the Company could potentially recover a portion of any remargin payments made to the bank. However, the Company cannot provide assurance it could collect under this indemnity agreement.

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

In accordance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At September 30, 2013 and December 31, 2012, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At September 30, 2013, we had $1.1 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having a $19.9 million remaining purchase price. We also had $7.0 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $344.6 million remaining purchase price.

Our loss exposure on land option contracts consists of non-refundable deposits, which were $7.2 million and $5.0 million at September 30, 2013 and December 31, 2012, respectively, and capitalized preacquisition costs of $6.3 million and $2.0 million, respectively, which were included in inventory in the consolidated balance sheets.

9. Other Assets, Net

At September 30, 2013 and December 31, 2012, other assets were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Income tax receivable	$1,633	$3,497
Investments	9,408	12,078
Property and equipment, net	3,653	2,237
Prepaid professional fees	3,045	3,451
Prepaid loan fees	5,902	6,688
Prepaid bank fees	266	403
Deposits in lieu of bonds and letters of credit	11,085	7,110
Prepaid insurance	3,968	2,148
Other	719	1,515

Total other assets, net	$39,679	$39,127

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

For the three and nine months ended September 30, 2013 there were no realized gains on available-for-sale securities. For each of the three and nine months ended September 30, 2012, there was $8.8M realized gains on available-for-sale securities.

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

10. Notes Payable

At September 30, 2013 and December 31, 2012, notes payable were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
$750.0 million 8.625% senior secured notes, due May 2019	$750,000	$750,000
Promissory notes, interest ranging from 1% to 6%, maturing through 2014, secured by deeds of trust on inventory	9,180	8,209

Total notes payable	$759,180	$758,209

On May 10, 2011, our Secured Notes were issued at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At September 30, 2013 and December 31, 2012, accrued interest was $24.3 million and $8.1 million, respectively.

The Indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand unto unrelated businesses, and enter in certain transaction with our affiliates. At September 30, 2013 and December 31, 2012, we were in compliance with these covenants.

11. Other Liabilities

At September 30, 2013 and December 31, 2012, other liabilities were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Completed operations	$127,018	$131,519
Warranty reserves	19,061	17,749
Deferred revenue/gain	30,117	30,902
Provisions for closed homes/communities	9,990	8,135
Deposits (primarily homebuyer)	18,567	15,684
Legal reserves	4,361	4,916
Accrued interest	24,258	8,086
Accrued compensation and benefits	14,302	4,697
Distributions payable	2,621	2,892
Deficit Distributions (see Note 7)	377	716
Other	7,224	7,922

Total other liabilities	$257,896	$233,218

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

For the three and nine months ended September 30, 2013 and 2012, changes in completed operations reserves were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Insured completed operations
Balance, beginning of the period	$131,248	$117,129	$131,519	$109,390
Reserves provided (relieved)	1,718	1,965	4,786	20,873
Claims paid	(5,948)	(1,232)	(9,287)	(12,401)

Balance, end of the period	$127,018	$117,862	$127,018	$117,862

Reserves provided (relieved) for completed operations are generally fully offset by changes in insurance receivables (see Note 5), however, premiums paid for completed operations insurance policies are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record insurance receivables under applicable policies when recovery is probable. At September 30, 2013 and December 31, 2012, insurance receivables were $127.0 million and $131.5 million, respectively.

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

For the three and nine months ended September 30, 2013 and 2012, changes in warranty liability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Balance, beginning of the period	$18,521	$16,346	$17,749	$17,358
Provision for warranties	2,804	1,326	7,190	4,469
Warranty costs paid	(2,264)	(2,498)	(5,878)	(6,653)

Balance, end of the period	$19,061	$15,174	$19,061	$15,174

Deferred Revenue/Gain

Deferred revenue/gain represents deferred profit on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At September 30, 2013 and December 31, 2012, deferred revenue/gain primarily represents the PIC Transaction described below.

Completed operations claims were insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009 for policy years August 1, 2001 to July 31, 2007, and its completed operations risks from August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third party insurance carriers to insure these policies. As a result of this novation, a $19.2 million gain was originally deferred and will be recognized as income when related claims are paid. In addition, the deferred gain may be adjusted either up or down as changes to the underlying insurance reserves occur based on actuarial estimates. An increase to the deferred gain will result in a current period charge while a decrease in the deferred gain will result in current period income. At September 30, 2013 and December 31, 2012, the unamortized deferred gain was $19.5 million and $20.3 million, respectively. For the three and nine months ended September 30, 2013, we recognized $0.2 million and $0.8 million, respectively, of this deferral as income, which was included in other income (expense), net and represented the impact of a decrease in the deferred gain due to actuarial estimates and income recognition on claims paid. For the three and nine months ended September 30, 2012, we recognized $(0.1) million and $(1.7) million, respectively, of this deferral as expense, which was included in other income (expense), net and represented the impact of an increase in the deferred gain due to actuarial estimates, partially offset by income recognition on claims paid.

Second, PIC entered into reinsurance agreements with various unrelated reinsurers that reinsured 100% of the completed operations risks from August 1, 2001 to July 31, 2005. As a result of the reinsurance, a $15.6 million gain was originally deferred and will be recognized as income when the related claims are paid. In addition, the deferred gain can be increased or decreased based on changes in actuarial estimates. Any changes to the deferred gain will be recognized as a current period gain or charge. At September 30, 2013 and December 31, 2012, the unamortized deferred gain was $7.6 million and $8.4 million, respectively. For the three and nine months ended September 30, 2013, we recognized $1.5 million and $0.8 million, respectively, of this deferral as income, which was included in other income (expense), net. For the three and nine months ended September 30, 2012, we recognized $0.3 million and $(5.5) million, respectively, of this deferral as income (expense), which was included in other income (expense), net. The expense for the nine months ended September 30, 2012 represented the impact of an increase in the deferred gain due to actuarial estimates, partially offset by income recognition on claims paid.

As a result of the PIC Transaction, if the estimated ultimate loss to be paid under these policies exceeds the policy limits under the novation and reinsurance transactions, the shortfall is expected to be funded by JFSCI for the policies novated to JFSCI and by PIC for the policies they reinsured.

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. At September 30, 2013 and December 31, 2012, the remaining distribution payable was $2.6 million and $2.9 million, respectively.

12. Related Party Transactions

Related Party Receivables and Payables

At September 30, 2013 and December 31, 2012, receivables from related parties, net were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Note receivable from JFSCI	$21,373	$24,498
Note receivable from unconsolidated joint venture	675	268
Notes receivable from related parties	19,678	19,940
Reserves for note receivables from related parties	(12,823)	(12,766)
Receivables from related parties	3,778	2,088

Total receivables from related parties, net	$32,681	$34,028

In May 2011, concurrent with issuance of the Secured Notes, the previous unsecured receivable from JFSCI was partially paid down and the balance converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In 2013 and 2012, JFSCI elected to make prepayments, including accrued interest, of $3.8 million and $1.9 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until February 2015. At September 30, 2013 and December 31, 2012, the note receivable from JFSCI, including accrued interest, was $21.4 million and $24.5 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until February 2015, we do not anticipate collection risks on the note receivable from JFSCI.

At September 30, 2013 and December 31, 2012, the note receivable from unconsolidated joint venture, including accrued interest, was $0.7 million and $0.3 million, respectively. The note receivable bears interest at 8% and matures in 2020. Further, this note earns additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of this note, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note. Based on these criteria, we do not anticipate collection risks on this note.

At September 30, 2013 and December 31, 2012, notes receivable from other related parties, including accrued interest, were $6.9 million and $7.2 million, respectively, net of related reserves of $12.8 million and $12.8 million, respectively. These notes are unsecured and mature from August 2016 through April 2021. At September 30, 2013 and December 31, 2012, these notes bore interest ranging from Prime less .75% (2.5%) to 4.69%. Quarterly, we evaluate collectability of these notes which includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. At December 31, 2009, based on these criteria, two notes receivable were deemed uncollectible and fully reserved. We do not anticipate collection risks on the other notes.

The Company, entities under common control and certain unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. The amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, are non-interest bearing, due on demand and generally paid monthly. At September 30, 2013 and December 31, 2012, these receivables were $3.8 million and $2.1 million, respectively, and these payables were $0.1 million and $0.1 million, respectively.

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

At September 30, 2013 and 2012, we were the managing member for ten and seven, respectively, unconsolidated joint ventures and received a management fee from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures and other associated costs. Fees from joint ventures representing reimbursement of our costs are recorded as a reduction to general and administrative expense. Fees from joint ventures representing amounts in excess of our costs are recorded as revenues. For the three and nine months ended September 30, 2013, $2.0 million and $5.6 million of management fees, respectively, were offset against general and administrative expenses, and $0.1 million and $0.2 million of management fees, respectively, were included in revenues. For the three and nine months ended September 30, 2012, $0.8 million and $2.6 million of management fees, respectively, were offset against general and administrative expenses, and $0.1 million and $0.3 million of management fees, respectively, were included in revenues.

Other Related Party Transactions

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and nine months ended September 30, 2013, general and administrative expenses included $6.9 million and $17.9 million, respectively, for corporate services provided by JFSCI. For the three and nine months ended September 30, 2012, general and administrative expenses included $6.0 million and $14.4 million, respectively, for corporate services provided by JFSCI.

We lease office space from related parties under non-cancelable operating leases. Leases are for five to ten year terms and generally provide for five year renewal options. For the three and nine months ended September 30, 2013, related-party rental expense was $0.2 million and $0.3 million, respectively. For the three and nine months ended September 30, 2012, related-party rental expense was $0.2 million and $0.5 million, respectively.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverage provided by these third party and affiliate insurance providers. Policies covering these risks are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the three and nine months ended September 30, 2013, amounts paid to affiliates for this retention insurance coverage were $5.1 million and $12.9 million, respectively. For the three and nine months ended September 30, 2012, amounts paid to affiliates for this retention insurance coverage were $3.9 million and $9.7 million, respectively.

13. Income Taxes

For the nine months ended September 30, 2013, income tax benefit (expense) was $(1.7) million. At September 30, 2013, the net deferred tax asset was $28.4 million, which primarily related to available loss carryforwards, inventory and investment impairments, and housing inventory and land basis differences. The $28.4 million deferred tax asset valuation allowance fully reserves the net deferred tax asset due to inherent uncertainty of future income as the housing recovery is in its early stages. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance.

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

14. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and a general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return at Prime less 2.05% per annum through December 31, 2012 (1.2% at December 31, 2012) on unreturned preferred capital balances and Series D holders have a 1% ownership interest and earn a preferred return at 7% per annum through December 31, 2012 on unreturned preferred capital balances. In August 2013, the Agreement was amended and the rates on the Series B and Series D were changed, effective January 1, 2013. Series B earns a rate of 1.2% from January 1, 2013 to December 31, 2016, 2.25% from January 1, 2017 to December 31, 2020, and Prime less 2.05% from January 1, 2021 and thereafter on unreturned capital balances. Series D earns a rate of 2.0% from January 1, 2013 to December 31, 2016, 12.75% from January 1, 2017 to December 31, 2020, and 7.0% from January 1, 2021 and thereafter on unreturned capital balances. At September 30, 2013 and December 31, 2012, accumulated undistributed preferred returns for Series B holders were $22.2 million and $20.8 million, respectively. At September 30, 2013 and December 31, 2012, accumulated undistributed preferred returns for Series D holders were $55.6 million and $52.8 million, respectively.

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

15. Contingencies and Commitments

At September 30, 2013 and December 31, 2012, certain unrecorded contingent liabilities and commitments were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations for unconsolidated joint ventures (see Note 7)	26,373	22,805
Outstanding letters of credit	457	4,216
Costs to complete on surety bonds for Company projects	96,403	85,490
Costs to complete on surety bonds for joint venture projects	27,040	30,804
Costs to complete on surety bonds for related party projects	2,286	2,311
Water system connection rights purchase obligation	33,615	33,615

Total unrecorded contingent liabilities and commitments	$255,296	$249,241

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable, and are based on specific facts and circumstances, and we revise these estimates when necessary. At September 30, 2013 and December 31, 2012, we had reserves of $4.4 million and $4.9 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. At September 30, 2013, the range of reasonably possible losses in excess of amounts recorded was not material.

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

Letters of Credit, Surety Bonds and Project Obligations

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At September 30, 2013 and December 31, 2012, outstanding letters of credit against the letter of credit facility were $0.5 million and $4.2 million, respectively (see Note 19).

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At September 30, 2013, there were $96.4 million of costs to complete in connection with the $178.5 million of surety bonds that were issued. At December 31, 2012, there were $85.5 million of costs to complete in connection with the $186.0 million of surety bonds that were issued.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At September 30, 2013, there were $27.0 million of costs to complete in connection with $63.9 million of surety bonds that were issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $5.9 million of surety bonds that were issued for related party projects. At December 31, 2012, $30.8 million of costs to complete in connection with $71.6 million of surety bonds were issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $6.1 million of surety bonds that were issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. At September 30, 2013 and December 31, 2012, in connection with a credit support arrangement, there was $6.6 million and $4.9 million, respectively, reimbursable to us from a metro-district in Colorado.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At September 30, 2013 and December 31, 2012, in connection with certain funding arrangements, there was $12.7 million and $16.3 million, respectively, reimbursable to us from certain agencies, including $11.4 million and $11.9 million, respectively, from a metro-district in Colorado.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, the Company effectively remains a 10% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At September 30, 2013 and December 31, 2012, the Company exceeded the minimum tangible net worth requirement.

In one consolidated homebuilding project, we have contractual obligations to purchase and receive water system connection rights which, at September 30, 2013 and December 31, 2012, had an estimated market value in excess of their contractual purchase price of $33.6 million. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

16. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$66	$(2,391)
Interest paid, net of amounts capitalized	$3,235	$11,853
Supplemental disclosure of non-cash activities
Unrealized gain (loss) on available-for-sale investments, net	$252	$(2,328)
Reclassification of Deficit Distributions to (from) unconsolidated joint ventures from (to) other liabilities	$(339)	$125
Purchase of land in exchange for note payable	$2,964	$8,567
Elimination of consolidated joint venture inventory, receivables from related parties and other assets	$0	$(41,600)
Elimination of consolidated joint venture note payable and other liabilities	$0	$(1,949)
Redemption of Company’s interest in consolidated joint venture and elimination of non-controlling interest, less cash retained by non-controlling interest	$0	$(39,651)
Contribution to unconsolidated joint venture from inventory	$4,082	$0

17. Segment Information

Our homebuilding business, which is responsible for most of our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up and active adult homebuyers. Our homebuilding business also provides management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follows:

•	Southern California, comprised of communities in Los Angeles, Ventura and Orange Counties, and the Inland Empire;

•	San Diego, comprised of communities in San Diego County, California;

•	Northern California, comprised of communities in northern and central California, and the central coast of California;

•	Mountain West, comprised of communities in Colorado and Washington;

•	South West, comprised of communities in Arizona, Nevada and Houston;

•	Other, comprised of communities in Florida.

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

Financial information relating to reportable segments was as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Total assets:
Southern California	$299,499	$213,481
San Diego	162,237	148,272
Northern California	295,467	256,728
Mountain West	336,144	297,276
South West	157,121	105,470
Other	6,514	6,943

Total homebuilding assets	1,256,982	1,028,170
Corporate	185,981	345,367

Total assets	$1,442,963	$1,373,537

	September 30, 2013	December 31, 2012
	(In thousands)
Inventory:
Southern California	$232,530	$161,700
San Diego	144,759	129,895
Northern California	257,577	226,307
Mountain West	269,378	227,130
South West	136,103	89,756
Other	1,718	2,865

Total inventory	$1,042,065	$837,653

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Revenues:
Southern California	$39,846	$31,692	$136,135	$88,176
San Diego	40,535	10,960	81,522	35,247
Northern California	70,989	32,504	152,120	88,900
Mountain West	46,961	34,858	109,151	86,664
South West	37,471	34,439	105,157	80,654
Other	2,277	1,721	5,807	4,113

Total homebuilding revenues	238,079	146,174	589,892	383,754
Corporate	230	247	687	738

Total revenues	$238,309	$146,421	$590,579	$384,492

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Income (loss) before income taxes:
Southern California	$8,961	$(53)	$29,101	$5,223
San Diego	2,836	(1,966)	2,415	(3,466)
Northern California	11,109	2,781	18,649	4,210
Mountain West	1,316	(203)	632	(5,355)
South West	1,230	(2,268)	2,691	(5,417)
Other	(134)	(63)	(289)	(288)

Total homebuilding income (loss) before income taxes	25,318	(1,772)	53,199	(5,093)
Corporate	1,789	10,879	697	1,978

Total income (loss) before income taxes	$27,107	$9,107	$53,896	$(3,115)

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

Condensed Consolidating Balance Sheet

September 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$128,666	$5,214	$9,318	$0	$143,198
Restricted cash	1,067	585	544	0	2,196
Accounts and other receivables, net	113,524	25,686	29,424	(28,905)	139,729
Receivables from related parties, net	10,156	22,105	420	0	32,681
Inventory	725,100	314,707	2,627	(369)	1,042,065
Investments in unconsolidated joint ventures	21,055	1,023	21,337	0	43,415
Investments in subsidiaries	679,295	66,336	91,627	(837,258)	0
Other assets, net	23,629	16,016	34	0	39,679
Intercompany receivables	0	401,817	0	(401,817)	0

Total assets	$1,702,492	$853,489	$155,331	$(1,268,349)	$1,442,963

Liabilities and equity
Liabilities:
Notes payable	$759,180	$0	$0	$0	$759,180
Payables to related parties	20	0	0	4,848	4,868
Accounts payable	31,145	17,814	366	0	49,325
Other liabilities	184,095	39,858	63,218	(29,275)	257,896
Intercompany payables	356,766	0	49,898	(406,664)	0

Total liabilities	1,331,206	57,672	113,482	(431,091)	1,071,269
Equity:
SHLP equity:
Owners’ equity	366,517	791,048	41,441	(832,489)	366,517
Accumulated other comprehensive income	4,769	4,769	0	(4,769)	4,769

Total SHLP equity	371,286	795,817	41,441	(837,258)	371,286
Non-controlling interests	0	0	408	0	408

Total equity	371,286	795,817	41,849	(837,258)	371,694

Total liabilities and equity	$1,702,492	$853,489	$155,331	$(1,268,349)	$1,442,963

(a)	Includes Shea Homes Funding Corp., whose financial position at September 30, 2013 was not material.

Condensed Consolidating Balance Sheet

December 31, 2012

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$216,914	$48,895	$13,947	$0	$279,756
Restricted cash	11,999	875	157	0	13,031
Accounts and other receivables, net	117,560	23,537	35,250	(35,058)	141,289
Receivables from related parties, net	8,271	25,668	89	0	34,028
Inventory	572,010	264,459	1,918	(734)	837,653
Investments in unconsolidated joint ventures	13,948	984	13,721	0	28,653
Investments in subsidiaries	672,388	64,971	93,883	(831,242)	0
Other assets, net	17,712	21,388	27	0	39,127
Intercompany receivables	0	376,420	0	(376,420)	0

Total assets	$1,630,802	$827,197	$158,992	$(1,243,454)	$1,373,537

Liabilities and equity
Liabilities:
Notes payable	$758,209	$0	$0	$0	$758,209
Payables to related parties	26	0	0	99	125
Accounts payable	34,384	27,879	475	0	62,738
Other liabilities	162,894	36,700	69,416	(35,792)	233,218
Intercompany payables	356,451	0	20,068	(376,519)	0

Total liabilities	1,311,964	64,579	89,959	(412,212)	1,054,290
Equity:
SHLP equity:
Owners’ equity	314,321	758,101	68,624	(826,725)	314,321
Accumulated other comprehensive income	4,517	4,517	0	(4,517)	4,517

Total SHLP equity	318,838	762,618	68,624	(831,242)	318,838
Non-controlling interests	0	0	409	0	409

Total equity	318,838	762,618	69,033	(831,242)	319,247

Total liabilities and equity	$1,630,802	$827,197	$158,992	$(1,243,454)	$1,373,537

(a)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2012 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$131,052	$102,989	$4,268	$0	$238,309
Cost of sales	(106,661)	(75,615)	(313)	128	(182,461)

Gross margin	24,391	27,374	3,955	128	55,848
Selling expenses	(7,787)	(5,081)	(1,423)	0	(14,291)
General and administrative expenses	(8,427)	(5,056)	(614)	0	(14,097)
Equity in income (loss) from unconsolidated joint ventures, net	(579)	10	(47)	0	(616)
Equity in income (loss) from subsidiaries	20,256	908	(822)	(20,342)	0
Gain (loss) on reinsurance transaction	0	0	1,758	0	1,758
Interest expense	(130)	(15)	0	0	(145)
Other income (expense), net	(1,900)	797	(119)	(128)	(1,350)

Income (loss) before income taxes	25,824	18,937	2,688	(20,342)	27,107
Income tax benefit (expense)	0	(1,282)	1	0	(1,281)

Net income (loss)	25,824	17,655	2,689	(20,342)	25,826
Less: Net loss (income) attributable to non-controlling interests	0	0	(2)	0	(2)

Net income (loss) attributable to SHLP	$25,824	$17,655	$2,687	$(20,342)	$25,824

Comprehensive income (loss)	$25,839	$17,670	$2,689	$(20,357)	$25,841

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2012

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$101,564	$42,386	$2,471	$0	$146,421
Cost of sales	(78,924)	(36,130)	(298)	127	(115,225)

Gross margin	22,640	6,256	2,173	127	31,196
Selling expenses	(5,654)	(3,002)	(1,640)	0	(10,296)
General and administrative expenses	(10,431)	(4,598)	(972)	0	(16,001)
Equity in income (loss) from unconsolidated joint ventures, net	(148)	(9)	107	0	(50)
Equity in income (loss) from subsidiaries	6,911	(1,056)	(1,299)	(4,556)	0
Gain (loss) on reinsurance transaction	0	0	199	0	199
Interest expense	(3,637)	(944)	0	0	(4,581)
Other (expense) income, net	(1,350)	9,632	485	(127)	8,640

Income (loss) before income taxes	8,331	6,279	(947)	(4,556)	9,107
Income tax expense	(1)	(808)	2	0	(807)

Net income (loss)	8,330	5,471	(945)	(4,556)	8,300
Less: Net loss (income) attributable to non-controlling interests	0	0	30	0	30

Net income (loss) attributable to SHLP	$8,330	$5,471	$(915)	$(4,556)	$8,330

Comprehensive income (loss)	$5,200	$2,341	$(945)	$(1,426)	$5,170

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Operations and Comprehensive income (Loss)

Nine Months Ended September 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$332,157	$242,345	$16,077	$0	$590,579
Cost of sales	(271,041)	(183,072)	(1,022)	366	(454,769)

Gross margin	61,116	59,273	15,055	366	135,810
Selling expenses	(20,519)	(12,305)	(4,469)	0	(37,293)
General and administrative expenses	(24,747)	(13,285)	(2,100)	0	(40,132)
Equity in income (loss) from unconsolidated joint ventures, net	(1,219)	(12)	461	0	(770)
Equity in income (loss) from subsidiaries	44,761	(286)	(2,154)	(42,321)	0
Gain (loss) on reinsurance transaction	0	0	1,599	0	1,599
Interest expense	(3,562)	(1,413)	0	0	(4,975)
Other income (expense), net	(3,631)	2,765	889	(366)	(343)

Income (loss) before income taxes	52,199	34,737	9,281	(42,321)	53,896
Income tax benefit (expense)	(3)	(1,687)	(11)	0	(1,701)

Net income (loss)	52,196	33,050	9,270	(42,321)	52,195
Less: Net loss (income) attributable to non-controlling interests	0	0	1	0	1

Net income (loss) attributable to SHLP	$52,196	$33,050	$9,271	$(42,321)	$52,196

Comprehensive income (loss)	$52,448	$33,302	$9,270	$(42,573)	$52,447

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Operations and Comprehensive Loss

Nine Months Ended September 30, 2012

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$265,816	$113,413	$5,263	$0	$384,492
Cost of sales	(213,448)	(94,333)	(743)	286	(308,238)

Gross margin	52,368	19,080	4,520	286	76,254
Selling expenses	(17,267)	(8,833)	(3,747)	0	(29,847)
General and administrative expenses	(24,030)	(9,628)	(2,167)	0	(35,825)
Equity in income (loss) from unconsolidated joint ventures, net	(9)	(40)	383	0	334
Equity in income (loss) from subsidiaries	4,121	(11,443)	(3,742)	11,064	0
Gain (loss) on reinsurance transaction	0	0	(7,168)	0	(7,168)
Interest expense	(15,106)	(1,668)	(4)	0	(16,778)
Other income (expense), net	(4,253)	12,845	1,609	(286)	9,915

Income (loss) before income taxes	(4,176)	313	(10,316)	11,064	(3,115)
Income tax benefit (expense)	(6)	(894)	(3)	0	(903)

Net income (loss)	(4,182)	(581)	(10,319)	11,064	(4,018)
Less: Net loss (income) attributable to non-controlling interests	0	0	(164)	0	(164)

Net income (loss) attributable to SHLP	$(4,182)	$(581)	$(10,483)	$11,064	$(4,182)

Comprehensive income (loss)	$(6,510)	$(2,909)	$(10,319)	$13,392	$(6,346)

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(116,651)	$(22,609)	$10,063	$4,748	$(124,449)

Investing activities
Investments in unconsolidated joint ventures	(8,342)	(194)	(11,602)	0	(20,138)
Other investing activities	317	6,273	3,432	0	10,022

Net cash provided by (used in) investing activities	(8,025)	6,079	(8,170)	0	(10,116)

Financing activities
Intercompany	38,421	(27,151)	(6,522)	(4,748)	0
Principal payments to financial institutions and others	(1,993)	0	0	0	(1,993)

Net cash provided by (used in) financing activities	36,428	(27,151)	(6,522)	(4,748)	(1,993)

Net (decrease) increase in cash and cash equivalents	(88,248)	(43,681)	(4,629)	0	(136,558)
Cash and cash equivalents at beginning of period	216,914	48,895	13,947	0	279,756

Cash and cash equivalents at end of period	$128,666	$5,214	$9,318	$0	$143,198

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

	SHLP Corp. (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash (used in) provided by operating activities	$(19,591)	$(92,559)	$23,602	$1,711	$(86,837)

Investing activities
Proceeds from sale of available-for-sale investments	0	23,954	0	0	23,954
Other investing activities	94	1,334	(964)	0	464

Net cash provided by (used in) investing activities	94	25,288	(964)	0	24,418

Financing activities
Intercompany	10,877	15,799	(24,965)	(1,711)	0
Other financing activities	(1,342)	0	1,035	0	(307)

Net cash provided by (used in) financing activities	9,535	15,799	(23,930)	(1,711)	(307)

Net (decrease) increase in cash and cash equivalents	(9,962)	(51,472)	(1,292)	0	(62,726)
Cash and cash equivalents at beginning of period	157,511	96,100	14,755	0	268,366

Cash and cash equivalents at end of period	$147,549	$44,628	$13,463	$0	$205,640

(b)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2012.

19. Subsequent Event

On October 31, 2013, we completed a solicitation of consents (the “Consent Solicitation”) and obtained the consent of holders of a majority of the outstanding aggregate principal amount of the Secured Notes to amend (the “Amendment”) the Indenture to allow us to replace our $75.0 million letter of credit facility with one or more revolving credit facilities totaling $125.0 million (the “New Credit Facilities”). The Amendment also reset the Indenture’s restricted payment basket by replacing April 1, 2011 with October 1, 2013 as the date from which the amount of our consolidated Net Income, as defined in the Indenture, is measured when determining the amount of permitted Restricted Payments, as defined in the Indenture, that can be made under the Indenture. In addition, the Consent Solicitation permits the Company to amend and / or amend and restate the Indenture’s related security documents and the intercreditor agreement to facilitate the Company’s entry into the New Credit Facilities. On November 4, 2013 we executed a supplemental indenture to amend the Indenture to reflect the Amendment.

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

Our homebuilding business, which is responsible for most of our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up and active adult homebuyers. Our homebuilding business also provides management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follows:

•	Southern California, comprised of communities in Los Angeles, Ventura and Orange Counties, and the Inland Empire;

•	San Diego, comprised of communities in San Diego County, California;

•	Northern California, comprised of communities in northern and central California, and the central coast of California;

•	Mountain West, comprised of communities in Colorado and Washington;

•	South West, comprised of communities in Arizona, Nevada and Houston; and

•	Other, comprised of communities in Florida.

The company announced last quarter it is entering the Houston, Texas housing market. As a start-up operation, we expect to deliver our first homes in 2014. Houston is included in our South West reporting segment.

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

Overview

Generally, demand for new homes remains healthy, however, during the third quarter of 2013, the housing market experienced a slowdown as a result of higher mortgage interest rates, decreased consumer confidence which we believe is a result of the federal government shutdown and policy uncertainty surrounding the debt ceiling increase, as well as normal seasonal slowdown. We continue to believe, however, that the fundamentals remain in place for a continued recovery. For the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, net homes sales orders decreased 18% and 9%, respectively, primarily as a result of the issues discussed above as well as a lower number of active selling communities. Net home orders per community decreased 16% for the three months ended September 30, 2013, but increased 5% for the nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012. Homes closed increased 50% and 44%, respectively, and homebuilding revenues increased 63% and 54%, respectively, primarily driven by the 98% higher backlog at the beginning of 2013 versus 2012. Gross margin as a percentage of revenues improved from 21.3% to 23.4%, for the three months ended September 30, 2013 compared to the prior year period and from 19.8% to 23.0%, for the nine months ended September 30, 2013 compared to the prior year period. We have $145.4 million in cash, cash equivalents and restricted cash and expect to continue to invest in land opportunities in desirable locations to supplement our existing land positions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Revenues	$238,309	$146,421	63%	$590,579	$384,492	54%
Cost of sales	(182,461)	(115,225)	58	(454,769)	(308,238)	48

Gross margin	55,848	31,196	79	135,810	76,254	78
Selling expenses	(14,291)	(10,296)	39	(37,293)	(29,847)	25
General and administrative expenses	(14,097)	(16,001)	(12)	(40,132)	(35,825)	12
Equity in income (loss) from unconsolidated joint ventures	(616)	(50)	1132	(770)	334	—
Gain (loss) on reinsurance transaction	1,758	199	783	1,599	(7,168)	—
Interest expense	(145)	(4,581)	(97)	(4,975)	(16,778)	(70)
Other (expense) income, net	(1,350)	8,640	—	(343)	9,915	—

Income (loss) before income taxes	27,107	9,107	198	53,896	(3,115)	—
Income tax benefit (expense)	(1,281)	(807)	59	(1,701)	(903)	88

Net income (loss)	25,826	8,300	211	52,195	(4,018)	—
Less: Net (loss) income attributable to non-controlling interests	(2)	30	—	1	(164)	—

Net income (loss) attributable to SHLP	$25,824	$8,330	210%	$52,196	$(4,182)	—%

For the three months ended September 30, 2013, net income attributable to SHLP was $25.8 million compared to $8.3 million for the three months ended September 30, 2012. This increase in income was primarily attributable to a $24.7 million improvement in gross margins (from higher revenues and gross margin percentage), a $4.4 million decrease in interest expense, a $1.9 million decrease in general and administrative expenses (primarily in legal expenses) and a $1.6 million increase in the gain on our reinsurance transaction, partially offset by a $10.0 million decrease in other income (expense) (from decreased income from the sale of marketable securities) and a $4.0 million increase in selling expenses (from increased home closings).

For the nine months ended September 30, 2013, net income (loss) attributable to SHLP was $52.2 million compared to $(4.2) million for the nine months ended September 30, 2012. This increase in income was primarily attributable to a $59.6 million improvement in gross margins (from higher revenues and gross margin percentage), a $11.8 million decrease in interest expense and a $8.8 million decrease in the loss on our reinsurance transaction, partially offset by a $10.3 million decrease in other income (expense) (from decreased income on the sale of marketable securities), a $7.4 million increase in selling expenses (from increased home closings) and a $4.3 million increase in general and administrative expenses (from increased compensation expenses).

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a new home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of results expected for the year ended December 31, 2013.

Revenues

Revenues are derived primarily from home closings and land sales. House and land revenues are recorded at closing. Management fees from homebuilding ventures and projects are in other homebuilding revenues. Revenues generated from corporate, insurance brokerage services, and our captive insurance company, Partners Insurance Company (“PIC”), are in other revenues.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Revenues:
House revenues	$234,938	$132,220	78%	$578,817	$360,238	61%
Land revenues	2,750	13,071	(79)	9,891	21,773	(55)
Other homebuilding revenues	391	883	(56)	1,184	1,743	(32)

Total homebuilding revenues	238,079	146,174	63	589,892	383,754	54
Other revenues	230	247	(7)	687	738	(7)

Total revenues	$238,309	$146,421	63%	$590,579	$384,492	54%

For the three months ended September 30, 2013, total revenues were $238.3 million compared to $146.4 million for the three months ended September 30, 2012. This increase was primarily attributable to a 50% increase in homes closed and a 18% increase in the average selling price (“ASP”) of homes closed.

For the nine months ended September 30, 2013, total revenues were $590.6 million compared to $384.5 million for the nine months ended September 30, 2012. This increase was primarily attributable to a 44% increase in homes closed and a 12% increase in the ASP of homes closed.

For the three and nine months ended September 30, 2013 and 2012, homebuilding revenues by segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Southern California:
House revenues	$39,841	$31,126	28%	$133,940	$84,541	58%
Land revenues	0	559	0	2,175	3,617	(40)
Other homebuilding revenues	6	7	(14)	20	18	11

Total homebuilding revenues	$39,847	$31,692	26%	$136,135	$88,176	54%

San Diego:
House revenues	$40,532	$10,808	275%	$81,515	$35,050	133%
Land revenues	0	13	0	0	13	0
Other homebuilding revenues	2	139	(99)	8	184	(96)

Total homebuilding revenues	$40,534	$10,960	270%	$81,523	$35,247	131%

Northern California:
House revenues	$70,824	$28,978	144%	$151,615	$85,043	78%
Land revenues	0	3,124	0	0	3,124	0
Other homebuilding revenues	165	402	(59)	505	733	(31)

Total homebuilding revenues	$70,989	$32,504	118%	$152,120	$88,900	71%

Mountain West:
House revenues	$44,128	$25,391	74%	$101,169	$71,379	42%
Land revenues	2,750	9,375	(71)	7,716	15,019	(49)
Other homebuilding revenues	83	92	(10)	265	266	0

Total homebuilding revenues	$46,961	$34,858	35%	$109,150	$86,664	26%

South West:
House revenues	$37,336	$34,196	9%	$104,771	$80,112	31%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	135	243	(44)	386	542	(29)

Total homebuilding revenues	$37,471	$34,439	9%	$105,157	$80,654	30%

Other:
House revenues	$2,277	$1,721	32%	$5,807	$4,113	41%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	0	0	0	0	0	0

Total homebuilding revenues	$2,277	$1,721	32%	$5,807	$4,113	41%

For the three months ended September 30, 2013, total homebuilding revenues were $238.1 million compared to $146.2 million for the three months ended September 30, 2012. This increase was primarily attributable to a 50% increase in homes closed and an 18% increase in the ASP of homes closed. The increase in home closings for the period was driven primarily by the 98% higher beginning of the year backlog at December 31, 2012 versus December 31, 2011. The increase in the ASP of homes closed was primarily attributable to the general increase in new home prices in all of our markets, combined with the delivery of larger, more expensive homes in certain of our markets (primarily Southern California), net of a shift to higher density, lower priced homes in certain markets (primarily Northern California).

For the nine months ended September 30, 2013, total homebuilding revenues were $589.9 million compared to $383.8 million for the nine months ended September 30, 2012. This increase was primarily attributable to a 44% increase in homes closed and a 12% increase in the ASP of homes closed. The increase in home closings for the period was driven primarily by the 98% higher beginning of the year backlog at December 31, 2012 versus December 31, 2011. The increase in the ASP of homes closed was primarily attributable to the general increase in new home prices in all of our markets, combined with the delivery of larger, more expensive homes in certain of our markets (primarily Southern California), net of a shift to higher density, lower priced homes in certain markets (primarily Northern California).

For the three and nine months ended September 30, 2013 and 2012, homes closed, by segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Homes closed:
Southern California	48	57	(16)%	179	168	7%
San Diego	85	25	240	176	71	148
Northern California	138	55	151	315	170	85
Mountain West	98	58	69	229	160	43
South West	116	125	(7)	333	285	17
Other	8	8	0	23	19	21

Total consolidated	493	328	50	1,255	873	44
Unconsolidated joint ventures	42	35	20	120	92	30

Total homes closed	535	363	47%	1,375	965	42%

For the three and nine months ended September 30, 2013 and 2012, the ASP of homes closed, by segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
ASP of homes closed:
Southern California	$830,021	$546,070	52%	$748,268	$503,220	49%
San Diego	476,847	432,320	10	463,153	493,662	(6)
Northern California	513,217	526,873	(3)	481,317	500,253	(4)
Mountain West	450,286	437,776	3	441,786	446,119	(1)
South West	321,862	273,568	18	314,628	281,095	12
Other	284,625	215,125	32	252,478	216,474	17

Total consolidated	476,548	403,110	18	461,209	412,644	12
Unconsolidated joint ventures	325,714	321,829	1	325,200	309,826	5

Total ASP of homes closed	$464,707	$395,273	18%	$449,339	$402,841	12%

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments.

Gross margin for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	Gross Margin %	2012	Gross Margin %	2013	Gross Margin %	2012	Gross Margin %
	(Dollars in thousands)
Gross margin	$55,848	23.4%	$31,196	21.3%	$135,810	23.0%	$76,254	19.8%

For the three months ended September 30, 2013, total gross margin was $55.8 million compared to $31.2 million for the three months ended September 30, 2012. This increase was primarily attributable to increased homes closed and higher margins resulting from general price increases experienced in all of our segments, partially offset by higher labor and material costs.

For the nine months ended September 30, 2013, total gross margin was $135.8 million compared to $76.3 million for the nine months ended September 30, 2012. This increase was primarily attributable to increased homes closed and higher margins resulting from general price increases experienced in all of our segments, partially offset by higher labor and material costs.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Total homebuilding revenues	$238,079	$146,174	63%	$589,892	$383,754	54%

Selling expense	$14,291	$10,296	39%	$37,293	$29,847	25%

% of total homebuilding revenues	6.0%	7.0%	(100) bp’s	6.3%	7.8%	(150) bp’s

General and administrative expense	$14,097	$16,001	(12)%	$40,132	$35,825	12%

% of total homebuilding revenues	5.9%	11.0%	(510) bp’s	6.8%	9.3%	(250) bp’s

Total selling, general and administrative expense	$28,388	$26,297	8%	$77,425	$65,672	18%

% of total homebuilding revenues	11.9%	18.0%	(610) bp’s	13.1%	17.1%	(400) bp’s

Selling Expense

For the three months ended September 30, 2013, selling expense was $14.3 million compared to $10.3 million for the three months ended September 30, 2012, but decreased as a percentage of revenues. For the nine months ended September 30, 2013, selling expense was $37.3 million compared to $29.8 million for the nine months ended September 30, 2012, but also decreased as a percentage of revenues. While many selling expenses fluctuate directly with changes in revenues, as homebuilding revenues increase, we are able to achieve economies of scale and efficiencies on certain expenses that are more fixed in nature.

General and Administrative Expense

For the three months ended September 30, 2013, general and administrative expense was $14.1 million compared to $16.0 million for the three months ended September 30, 2012. The decrease was primarily due to decreased legal expenses. In 2012 we incurred $3.3 million in legal expenses related to the CCM matter. For the nine months ended September 30, 2013, general and administrative expense was $40.1 million compared to $35.8 million for the nine months ended September 30, 2012. The increase was primarily due to increased compensation expenses. However, G&A expenses as a percentage of revenue were lower for both the three month and nine month periods in 2013, compared to 2012, as a result of greater operating efficiencies from the increased level of revenues.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in homebuilding and real property development.

For the three months ended September 30, 2013, equity in income (loss) from joint ventures was $(0.6) million compared to $(0.1) million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, equity in income (loss) from joint ventures was $(0.8) million compared to $0.3 million for the nine months ended September 30, 2012. For the three and nine months ended September 30, 2013 and 2012, there were no significant earnings or losses from any unconsolidated joint venture.

Gain (Loss) on Reinsurance Transaction

Completed operations claims for policy years August 1, 2001 to July 31, 2007, and workers’ compensation and general liability risks for policy years August 1, 2001 to July 31, 2005, were previously insured through PIC. In December 2009, PIC entered into a series of transactions (the “PIC Transaction”) in which these policies were either novated to JFSCI or reinsured with third-party insurance carriers. As a result of the PIC Transaction, a $34.8 million gain was generated but deferred and to be recognized as income when related claims are paid. In addition, the deferred gain can be increased or decreased based on changes in actuarial estimates. Any changes to the deferred gain will be recognized as a current period gain or charge.

For the three months ended September 30, 2013 and 2012, a $1.8 million and $0.2 million gain was recognized due to adjustments to actuarial estimates. For the nine months ended September 30, 2013 and 2012, a $1.6 million gain and $7.2 million loss was recognized also due to adjustments to actuarial estimates.

Interest Expense

Interest expense represents interest incurred and not capitalized. For the three and nine months ended September 30, 2013 and 2012, most interest incurred was capitalized to inventory with the remainder expensed as a result of debt exceeding the qualified asset amounts. Assets qualify for interest capitalization during their development and other qualifying activities such as construction; however, if qualified assets are less than the total amount of debt, then interest is expensed relative to the shortfall.

For the three months ended September 30, 2013, interest expense was $.1 million compared to $4.6 million for the three months ended September 30, 2012. For the nine months ended September 30, 2013, interest expense was $5.0 million compared to $16.8 million for the nine months ended September 30, 2012. These decreases were primarily attributable to a higher level of qualified assets.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income, gains (losses) on sales of investments, pre-acquisition cost and deposit write-offs, property tax expense and other income (expense). Interest income is primarily from related party notes receivables, investments and interest bearing cash accounts.

For the three and nine months ended September 30, 2013 and 2012, other (expense) income, net was comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(Dollars in thousands)
Other income (expense), net:
Interest income	$534	$1,126	(53)%	$1,711	$3,672	(53)%
Gain on sale of investments	5	8,779	(100)	15	8,802	(100)
Other income (expense)	(1,889)	(1,265)	(49)	(2,069)	(2,559)	19

Total other (expense) income, net	$(1,350)	$8,640	—%	$(343)	$9,915	—%

The change in other income (expense) for the three and nine months ended September 30, 2013 was primarily attributable to the $8.8 million gain on sale of marketable securities in 2012 (of which $5.0 million was impaired in 2009). The change was also attributable to decreased interest income in the Company’s cash and investments.

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

At September 30, 2013 and December 31, 2012, net deferred tax assets of SHI before reserves were $28.4 million and $32.7 million, respectively, which primarily related to available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. The $28.4 million deferred tax asset valuation allowance fully reserves the net deferred tax asset due to the inherent uncertainty of future income as the housing recovery is in its early stages. We will continue to monitor industry and economic conditions, and our ability to generate taxable income based on our business plan and available tax planning strategies, which would allow us to utilize the tax benefits of the net deferred tax assets and thereby allow us to reverse all, or a portion of, our valuation allowance.

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

For the three and nine months ended September 30, 2013 and 2012, home sales orders, net of cancellations, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Home sales orders, net:
Southern California	107	89	20%	211	247	(15)%
San Diego	33	71	(54)	198	181	9
Northern California	84	140	(40)	305	376	(19)
Mountain West	72	106	(32)	306	316	(3)
South West	135	119	13	438	467	(6)
Other	3	5	(40)	9	29	(69)

Total consolidated	434	530	(18)%	1,467	1,616	(9)%
Unconsolidated joint ventures	77	45	71	188	151	25

Total home sales orders, net	511	575	(11)%	1,655	1,767	(6)%

For the three and nine months ended September 30, 2013 and 2012, cancellation rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Cancellation rates:
Southern California	9%	9%	9%	11%
San Diego	34	23	21	27
Northern California	15	7	12	10
Mountain West	22	9	15	12
South West	16	17	14	13
Other	0	38	18	22

Total consolidated	17%	13%	14%	14%
Unconsolidated joint ventures	25	17	23	13

Total cancellation rates	18%	13%	15%	14%

For the three and nine months ended September 30, 2013 and 2012, active selling communities were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Average number of active selling communities:
Southern California	7	7	0%	5	8	(38)%
San Diego	7	8	(13)	7	9	(22)
Northern California	14	16	(13)	13	16	(19)
Mountain West	15	13	15	15	13	15
South West	17	16	6	16	17	(6)
Other	1	3	(56)	1	3	(67)

Total consolidated	61	63	(3)	57	66	(14)
Unconsolidated joint ventures	13	10	30	12	11	9

Total average number of active selling communities	74	73	2%	69	77	(10)%

For the three months ended September 30, 2013, consolidated home sales orders per active selling community were 7.1, or 2.4 per month, compared to 8.4, or 2.8 per month, for the three months ended September 30, 2012. For the nine months ended September 30, 2013, consolidated home sales orders per active selling community were 25.7, or 2.9 per month, compared to 24.5, or 2.7 per month, for the nine months ended September 30, 2012.

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

At September 30, 2013 and 2012, sales order backlog was as follows:

	Homes		Sales Value		ASP
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
			(In thousands)		(In thousands)
Backlog:
Southern California	155	138	$120,173	$84,216	$775	$610
San Diego	129	149	67,494	61,243	523	411
Northern California	231	311	139,286	140,399	603	451
Mountain West	289	251	133,650	117,832	462	469
South West	318	334	102,163	98,239	321	294
Other	2	21	747	5,297	374	252

Total consolidated	1,124	1,204	563,513	507,226	501	421
Unconsolidated joint ventures	152	93	56,036	29,998	369	323

Total backlog	1,276	1,297	$619,549	$537,224	$486	$414

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

At September 30, 2013, December 31, 2012 and September 30, 2012, total lots owned or controlled were as follows:

	September 30, 2013	December 31, 2012	% Change from December 31, 2012	September 30 2012	% Change from September 30, 2012
Lots owned or controlled by segment:
Southern California	1,982	1,989	0%	1,048	89%
San Diego	687	764	(10)	887	(23)
Northern California	3,239	3,182	2	3,924	(17)
Mountain West	10,075	10,074	0	10,265	(2)
South West	2,242	1,876	20	2,083	8
Other	767	25	2,968	37	1,973

Total consolidated	18,992	17,910	6	18,244	4
Unconsolidated joint ventures	4,733	3,874	22	1,884	151

Total lots owned or controlled	23,725	21,784	9%	20,128	18%

Lots owned or controlled by ownership type:
Lots owned for homebuilding	6,581	6,448	2%	6,925	(5)%
Lots owned and held for sale	3,435	3,382	2	3,329	3
Lots optioned or subject to contract for homebuilding	5,942	5,046	18	4,956	20
Lots optioned or subject to contract that will be held for sale	3,034	3,034	0	3,034	0
Unconsolidated joint venture lots	4,733	3,874	22	1,884	151

Total lots owned or controlled	23,725	21,784	9%	20,128	18%

At September 30, 2013, December 31, 2012 and September 30, 2012, total homes under construction and completed homes were as follows:

	September 30, 2013	December 31, 2012	% Change from December 31, 2012	September 30, 2012	% Change from September 30, 2012
Homes under construction:
Sold	816	630	30%	861	(5)%
Unsold	188	133	41	101	86

Total consolidated	1,004	763	32	962	4
Unconsolidated joint ventures	115	64	80	85	35

Total homes under construction	1,119	827	35%	1,047	7%

Completed homes:(a)
Sold(b)	98	41	139%	64	53%
Unsold	20	22	(9)	29	(31)

Total consolidated	118	63	87	93	27
Unconsolidated joint ventures	20	9	122	9	122

Total completed homes	138	72	92%	102	35%

(a)	Excludes model homes.
(b)	Sold but not closed.

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs have been primarily funded from cash on our balance sheet and our homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. In addition, the Company has, and will continue to utilize, land option contracts, public and private note offerings, land seller notes, joint venture structures (which typically obtain project level financing to reduce the amount of partner capital invested), assessment district bond financing, letters of credit and surety bonds, tax refunds and proceeds from related party note receivables as sources of liquidity. At present, we do not have a revolving credit facility to fund short-term cash liquidity needs. At September 30, 2013, cash and cash equivalents were $143.2 million, restricted cash was $2.2 million and total debt was $759.2 million, compared to cash and cash equivalents of $279.8 million, restricted cash of $13.0 million and total debt of $758.2 million at December 31, 2012. Restricted cash includes customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds.

Based on our financial condition, we believe existing cash, cash equivalents, cash from operations and the other sources available to us will likely be sufficient to provide for our cash requirements over the next few quarters. As a result, the Company completed, on October 31, 2013, a solicitation of consents (the “Consent Solicitation”) and obtained the consent of holders of a majority of the outstanding aggregate principal amount of the Company’s $750.0 million 8.625% senior secured notes due May 2019 (the “Secured Notes”) to amend (the “Amendment”) the Indenture to allow us to replace our $75.0 million letter of credit facility with one or more revolving credit facilities totaling $125.0 million (the “New Credit Facilities”). The Amendment also reset the Indenture’s restricted payment basket by replacing April 1, 2011 with October 1, 2013 as the date from which the amount of our Consolidated Net Income, as defined in the Indenture, is measured when determining the amount of permitted Restricted Payments, as defined in the Indenture, that can be made under the Indenture. In addition, the Consent Solicitation permits the Company to amend and / or amend and restate the Indenture’s related security documents and the intercreditor agreement to facilitate the Company’s entry into the New Credit Facilities. We believe that the New Credit Facilities, if obtained, combined with the other sources available to us, will be sufficient to provide for our cash requirements in the next twelve months. In evaluating this sufficiency for the next twelve months, we considered the expected cash flow to be generated by homebuilding operations, our current cash position and other sources of liquidity available to us, compared to anticipated cash requirements for interest payments on the Secured Notes, land purchase commitments and land development expenditures, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

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

The Indenture governing the Secured Notes provides that we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the Indenture) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At September 30, 2013, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 2.17. The increase in the Consolidated Fixed Charge Coverage Ratio from 1.80 at June 30, 2013 was due to the increasing income of the Company.

The following table presents cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$(124,449)	$(86,837)
Investing activities	(10,116)	24,418
Financing activities	(1,993)	(307)

Net (decrease) increase in cash	$(136,558)	$(62,726)

Cash from Operating Activities

For the nine months ended September 30, 2013, cash provided by (used in) operating activities was $(124.4) million compared to $(86.8) million for the nine months ended September 30, 2012. This increase in cash used was primarily attributed to increased land acquisition, land development and construction costs totaling $(227.1) million, an increase of $13.8 million in selling, general administration costs and an 18.0 million decrease in payable and other liabilities, which were partially offset by cash receipts from increased home sales of $218.6 million and the release of $10.0 million in restricted cash.

Cash from Investing Activities

For the nine months ended September 30, 2013, cash provided by (used in) investing activities was $(10.1) million compared to $24.4 million for the nine months ended September 30, 2012. This decrease was primarily attributable to increased investments in unconsolidated land development and homebuilding joint ventures formed in December 2012, and lower proceeds from the maturity and sale of available-for-sale investments.

Cash from Financing Activities

For the nine months ended September 30, 2013, cash provided by (used in) financing activities was $(2.0) million compared to $(0.3) million for the nine months ended September 30, 2012. This decrease was primarily attributable to reduced contributions from non-controlling interests, net of distributions, and higher principal payments to financial institutions and others.

Notes Payable

At September 30, 2013 and December 31, 2012, notes payable were as follows:

	September 30, 2013	December 31, 2012
Notes payable:
$750.0 million 8.625% senior secured notes due May 2019	$750,000	$750,000
Other secured promissory notes	9,180	8,209

Total notes payable	$759,180	$758,209

On May 10, 2011, we issued $750.0 million of secured notes, which bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At September 30, 2013 and December 31, 2012, accrued interest was $24.3 million and $8.1 million, respectively.

The Indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with affiliates. At September 30, 2013 and December 31, 2012, we were in compliance with these covenants.

The Indenture governing the Secured Notes provides that we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the Indenture) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At September 30, 2013, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 2.17.

In addition, our ability to make joint venture and other restricted payments and investments is governed by the Indenture. We are permitted to make otherwise restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available as long as our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. At September 30, 2013, the aggregate amount of the restricted payments made under this broader restricted payment basket could not exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture), generated subsequent to the issuance of the Secured Notes plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company since the issuance of the Secured Notes, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have a number of joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. During the second quarter of 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At September 30, 2013 we made aggregate capital contributions of $11.6 million to this joint venture. We project that our peak investment of $45.0 million in this joint venture will occur in the fourth quarter of 2014 and, shortly thereafter, will be returned to the Company. In addition, we expect to make investments in this joint venture in 2015 at amounts well below the $45.0 million commitment, and we expect such additional investments in this joint venture will be returned to us by the end of 2015. We anticipate making additional investments in our other joint ventures which are not expected to be material in amount.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, and purchase obligations for water system connection rights. At September 30, 2013, there were no material changes to contractual obligations from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts as a method of acquiring large tracts of land in smaller parcels to better manage financial and market risk of holding land and to reduce use of funds. Option contracts generally require a non-refundable deposit after a diligence period for the right to acquire lots over a specified period of time at a predetermined price. However, in certain circumstances, the purchase price may not, in whole or in part, be determinable and payable until the homes or lots are sold. In such instances, an estimated purchase price for the unknown portion is not included in the total remaining purchase price. At September 30, 2013, we had owned or controlled 7,222 lots in Colorado for which the entire purchase price is determined at the time the underlying lots is sold to a home buyer or other purchaser of the lot. At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letters of credit with no further financial responsibility to the land seller. However, purchase contracts can contain additional development obligations that must be completed even if a contract is terminated.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At September 30, 2013, we had $8.1 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $364.4 million, compared to $5.3 million and $200.2 million, respectively, at December 31, 2012.

Water System Connection Rights

At one of our consolidated homebuilding projects, we have a contractual obligation to purchase and receive water system connection rights which, at September 30, 2013, had a remaining contractual purchase price of $33.6 million. This amount is less than the estimated market value of the water system connection rights. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures for the following purposes:

•	leveraging our capital base;

•	managing and reducing financial and market risks of holding land;

•	establishing strategic alliances;

•	accessing lot positions; and

•	expanding market share.

These joint ventures typically obtain secured acquisition, development and construction financing, each designed to reduce use of our capital.

At September 30, 2013 and December 31, 2012, total unconsolidated joint ventures’ notes payable were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$51,867	$45,610
Non-Guaranteed	10,385	22,894

Total bank and seller notes payable (a)	62,252	68,504

Partner notes payable:
Unsecured (b)	9,866	5,296

Total unconsolidated joint venture notes payable	$72,118	$73,800

Other unconsolidated joint venture notes payable (c)	$49,861	$57,839

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable.
(c)	We have an indirect effective ownership in two joint ventures of 12.3% and .0003%, respectively, that had bank notes payable secured by real property, which we have not guaranteed.

At September 30, 2013 and December 31, 2012, remargin obligations and guarantees provided on the debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees. At September 30, 2013 and December 31, 2012, we had an indemnification agreement from our joint venture partner for 90% of one secured loan balance, which had no outstanding borrowings on either date. However, we cannot provide assurance we could collect under this indemnity agreement. For a second joint venture, we have a remargin obligation that is limited to the lesser of 50% of the outstanding balances or $35.0 million in total for the joint venture loans, which outstanding loan balances were $51.0 million and $45.6 million at September 30, 2013 and December 31, 2012, respectively. Consequently, our maximum remargin obligation was $25.5 million and $22.8 million at September 30, 2013 and December 31, 2012, respectively. We also have an indemnification agreement from our joint venture partner where we could potentially recover a portion of any remargin payments made by the Company. However, we cannot provide assurance we could collect under this indemnity agreement. For a third joint venture, we have a joint and several remargin obligation which, in total, was $0.9 million and zero at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the total maximum borrowings permitted on these loans were $21.6 million. We also have an indemnification agreement from our joint venture partner where we could potentially recover a portion of the related payments made by the Company. However, we cannot provide assurance we could collect under this indemnity agreement. No liabilities were recorded for these guarantees at September 30, 2013 and December 31, 2012, as the fair value of the secured real estate assets exceeded the outstanding notes payable.

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

Guarantees, Surety Obligations and Other Contingencies

At September 30, 2013 and December 31, 2012, maximum unrecorded loan remargin or other guarantees, surety obligations and certain other contingencies were as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations for unconsolidated joint ventures	26,373	22,805
Outstanding letters of credit	457	4,216
Costs to complete on surety bonds for Company projects	96,403	85,490
Costs to complete on surety bonds for joint venture projects	27,040	30,804
Costs to complete on surety bonds for related party projects	2,286	2,311

Total unrecorded contingent liabilities and commitments	$221,681	$215,626

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At September 30, 2013 and December 31, 2012, outstanding letters of credit against the letter of credit facility were $0.5 million and $4.2 million, respectively.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At September 30, 2013, there were $96.4 million of costs to complete in connection with the $178.5 million of surety bonds that were issued. At December 31, 2012, there were $85.5 million of costs to complete in connection with the $186.0 million of surety bonds that were issued.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At September 30, 2013, there were $27.0 million of costs to complete in connection with $63.9 million of surety bonds that were issued for unconsolidated joint venture projects, and a $2.3 million of costs to complete in connection with $5.9 million of surety bonds that were issued for related party projects. At December 31, 2012, there were $30.8 million of costs to complete in connection with $71.6 million of surety bonds that were issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $6.1 million of surety bonds that were issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the sale of new homes within the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. At September 30, 2013 and December 31, 2012, in connection with a credit support arrangement, there was $6.6 million and $4.9 million, respectively, reimbursable to us from a metro-district in Colorado.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At September 30, 2013 and December 31, 2012, in connection with certain funding arrangements, there was $12.7 million and $16.3 million, respectively, reimbursable to us from certain agencies, including $11.4 million and $11.9 million, respectively, from a metro-district in Colorado.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, the Company effectively remains a 10% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At September 30, 2013 and December 31, 2012, the Company exceeded the minimum tangible net worth requirement.

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

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and nine months ended September 30, 2013, general and administrative expenses included $6.9 million and $17.9 million, respectively, for corporate services provided by JFSCI. For the three and nine months ended September 30, 2012, general and administrative expenses included $6.0 million and $14.4 million, respectively, for corporate services provided by JFSCI.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverages provided by these third party insurance providers. Policies covering these risks are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the three months ended September 30, 2013 and 2012, amounts paid to affiliates for this retention insurance coverage were $5.1 million and $3.9 million, respectively. For the nine months ended September 30, 2013 and 2012, amounts paid to affiliates for this retention insurance coverage were $12.9 million and $9.7 million, respectively.

CRITICAL ACCOUNTING POLICIES

We believe no significant changes occurred to our critical accounting policies during the nine months ended September 30, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2012 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable- rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments at or during the nine months ended September 30, 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes. As we do not have an obligation to prepay fixed-rate debt prior to maturity, interest rate risk and changes in fair market value should not have a significant impact on such debt until we refinance.

We believe no significant changes to our market risks occurred during the nine months ended September 30, 2013, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures at September 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded, at such date, that our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

We made no change in internal control over financial reporting during the third quarter of 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 6.	EXHIBITS

3.1	Certificate of Limited Partnership of Shea Homes Limited Partnership (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328)).

3.2	First Amendment to Seventh Amended and Restated Agreement of Limited Partnership of Shea Homes Limited Partnership (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013 (File No. 333-177328)).

4.1	First Supplemental Indenture, dated October 16, 2013, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee.

4.2	Second Supplemental Indenture, dated November 4, 2013, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2013 (File No. 333-177328)).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Shea Homes Limited Partnership’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Unaudited Condensed Consolidated Statements of Changes in Equity, (v) Unaudited Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEA HOMES LIMITED PARTNERSHIP

(Registrant)

Dated: November 12, 2013	By:	/s/ Roberto F. Selva
Roberto F. Selva
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2013	By:	/s/ Andrew H. Parnes
Andrew H. Parnes
Chief Financial Officer
(Principal Financial Officer)