Form 10-K
period 2013-12-31
Shea Homes Limited Partnership
filed 2014-03-17
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

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

See “Item 1A: Risk Factors” of this Form 10-K for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause actual results to differ materially from results that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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

SHEA HOMES LIMITED PARTNERSHIP

PART I

ITEM 1.        BUSINESS

Overview

Shea Homes Limited Partnership, a California limited partnership (“SHLP”, the “Company”, “us”, “our”, or “we”), is one of the largest privately owned homebuilders in the United States by total number of home closings according to data compiled for Builder Magazine’s 2013 “Builder 100” List. We design, build and market single-family detached and attached homes across various geographic markets in California, Arizona, Colorado, Washington, Nevada and Florida. In 2013, we purchased property in Winchester, Virginia, which we plan to develop and sell homes, and entered into the Houston, Texas market. We serve a broad customer base including entry, move-up, luxury and active lifestyle buyers. We have been recognized by industry professionals and our homebuyers for quality, customer service and craftsmanship, as evidenced by receipt of some of the homebuilding industry’s most prominent awards, including being named as “Builder of the Year” in 2007 by Professional Builder magazine and one of “America’s Best Builders” in 2005 by the National Association of Homebuilders and Builder magazine. In 2012, for the second year in a row, and the last year this award was made, Shea Homes was honored as one of 50 top consumer brands in the country to be named a “Customer Service Champion” by J.D. Power Associates.

SHLP was formed January 4, 1989, pursuant to an agreement of partnership, as most recently amended March 11, 2013, by and between J.F. Shea, G.P., a Delaware general partnership, as general partner, and the Company’s limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), under the common control of Shea family members (collectively, the “Partners”). J.F. Shea, G.P., is 96% owned by JFSCI. SHLP is one of a group of companies owned by the Shea family (collectively, the “Shea Family Owned Companies”). Since 1881 in Portland, Oregon, beginning with only a plumbing contractor business, the Shea family has expanded to start and currently owns and operates various businesses, including homebuilding, heavy construction, venture capital, home mortgage, insurance and commercial property. The Shea Family Owned Companies have grown but remained privately held by the Shea family. The Shea family began building homes in 1968 through JFSCI and, in 1989, homebuilding under the Shea Homes brand was moved to the newly formed SHLP, an entity still under the broader umbrella of JFSCI.

Since its formation over 40 years ago, Shea Homes has expanded significantly through acquisitions, developments, and joint ventures to become one of the most well-regarded homebuilders in the markets in which it competes:

•	1968: Residential homebuilding division was formed, operating in southern California;

•	1970: Residential homebuilding division closes first homes in northern California;

•	1985: Opened San Diego division;

•	1989: Acquired Knoell Homes and opened Arizona division;

•	1996: Opened Denver division and acquired a portfolio of assets in California from Chevron Land;

•	1997: Purchased Mission Viejo Company and its land holdings in California and Colorado from Philip Morris;

•	1998: Purchased UDC Homes, Inc. and launched the Shea Homes Active Lifestyle Communities (“SHALC”) division and the Trilogy Brand;

•	2001: SHALC division began operations in Washington;

•	2006: Acquired homebuilding land, commercial land and income properties that comprised the Denver Tech Center;

•	2007: SHALC division began operations in Florida;

•	2009: Launched the SPACES Brand;

•	2010: SHALC division began operations in Nevada;

•	2013: Opened Houston division; SHALC division began operations in Virginia; and launched new Shea3D™ product line.

Markets and Products

For the year ended December 31, 2013, we operated an average of 58 consolidated active selling communities in California, Arizona, Colorado, Washington, Nevada and Florida, and began operations in Texas and Virginia. When determining markets to enter, we evaluate various factors, including local economic and real estate conditions, historical and projected population and job growth trends, number of housing starts, building lot availability and price, housing inventory, climate, customer profile, regional raw material costs, competitive environment and home sales rates.

Within each homebuilding community, we utilize a product mix depending on market conditions and opportunities. In determining product mix in each community, we consider demographic trends, demand for a particular type of product, margins, timing and economic strength of the market. While remaining responsive to market opportunities, we have focused, and intend to continue to focus, our core homebuilding business primarily on first-time and move-up buyers offering single-family detached and attached homes. For the year ended December 31, 2013, our product mix was: 37% first time buyers, 40% move up / luxury and 23% active lifestyle.

We operate under three brands that reflect our value proposition: homes designed to meet the needs of our customers, with standard energy-efficient features, built in an environmentally-responsible manner.

•	Shea Homes, our flagship brand, targets first-time and move-up buyers. Each of our segments, except the East, builds and markets homes under the Shea Homes brand;

•	Trilogy, master-planned communities designed and built to meet the needs and active lifestyles of homebuyers 55 and older. These communities combine quality homes with diverse resort-like amenities in our Southern California, Northern California, Mountain West, South West and East segments; and

•	SPACES, our newest brand, targets 25-40 year-old buyers with contemporary, practical homes that have flexible floor plans and stylish, energy-efficient features at an affordable price point. We have opened SPACES communities in our Southern California, Northern California, Mountain West and South West segments.

We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based generally on geography as follows:

•	Southern California, comprised of communities in Los Angeles, Ventura and Orange Counties, and the Inland Empire;

•	San Diego, comprised of communities in San Diego County, California;

•	Northern California, comprised of communities in northern and central California, and the central coast of California;

•	Mountain West, comprised of communities in Colorado and Washington;

•	South West, comprised of communities in Arizona, Nevada and Texas; and

•	East, comprised of communities in Florida and Virginia.

The Company announced in July 2013 that it entered the Houston, Texas housing market. As a start-up operation, we expect to close our first homes in 2014. In addition, during 2013 we acquired our first parcel of land in Winchester, Virginia for a new SHALC project.

The following table presents certain operating information for our reportable segments for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Southern California:
Homes closed	271	249	313
Percentage of total homes closed	14%	16%	23%
Average selling price	$757,376	$523,498	$534,329
Total homebuilding revenues (in millions) (a)	$207.6	$134.0	$167.4
San Diego:
Homes closed	256	194	172
Percentage of total homes closed	14%	12%	13%
Average selling price	$490,172	$440,897	$504,523
Total homebuilding revenues (in millions) (a)	$125.5	$86.0	$86.9
Northern California:
Homes closed	456	323	215
Percentage of total homes closed	24%	21%	16%
Average selling price	$510,300	$487,003	$501,330
Total homebuilding revenues (in millions) (a)	$242.4	$166.1	$108.8
Mountain West:
Homes closed	372	284	215
Percentage of total homes closed	20%	18%	16%
Average selling price	$444,156	$446,352	$419,343
Total homebuilding revenues (in millions) (a)	$186.9	$147.8	$102.9
South West:
Homes closed	510	492	406
Percentage of total homes closed	27%	31%	30%
Average selling price	$311,951	$280,283	$276,487
Total homebuilding revenues (in millions) (a)	$160.7	$138.2	$114.4
East:
Homes closed	25	31	27
Percentage of total homes closed	1%	2%	2%
Average selling price	$262,160	$230,645	$223,889
Total homebuilding revenues (in millions) (a)	$6.6	$7.1	$6.0
Total:
Homes closed	1,890	1,573	1,348
Average selling price	$473,177	$410,045	$423,046
Total homebuilding revenues (in millions) (a)	$929.7	$679.2	$586.4

(a)	Total homebuilding revenues are primarily comprise of revenues from home closings and land sales

For additional segment information, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 in our accompanying financial statements.

Strategy

After a prolonged downturn in the housing market from 2006 through early 2012, we saw signs of stabilization and improvement in 2012, which continued through 2013. The severe housing downturn was caused by weak economic conditions, including lower consumer confidence and higher unemployment, reduced housing affordability, excessive inventory and foreclosures, which led to an over-supply of existing homes on the market, and tight lending standards, which further contributed to a significantly reduced availability of mortgage credit. During 2012 and 2013, we saw the broader economy stabilize, affordability remain fairly attractive, and lower supplies of existing and new home inventories. Despite the increase in mortgage interest rates in the second half of 2013, which we believe impacted new sales orders, our cancellation rates remained low and new home prices increased year over year, which contributed to higher unit closings and revenues, and improved housing gross margins.

During the downturn, we reduced headcount and operating costs through a restructuring of operations, redesigned product offerings and exited or reduced investments in certain geographic markets. We believe we have one of the lowest overhead structures in the homebuilding industry and our leaner, more efficient operating structure will enhance near-term and long-term profitability and serve us well as we compete for new land and project opportunities.

In 2012 and 2013, as a result of the improving housing market condition, we increased our land acquisitions. Our strategy focuses on acquiring land in the core locations of our market segments, as well as entering new markets, such as Houston, Texas and Winchester, Virginia. In Southern and Northern California, this includes a focus on the coastal markets which are generally more desirable and closer to major employment centers. In our Mountain West and South West segments, our focus will also be on the more desirable, closer markets. As we review new land acquisition opportunities, we will employ a disciplined and rigid underwriting process that considers the following: (1) ability to meet our return and profit targets (which in some cases are risk adjusted) using reasonable home price, risk and cost assumptions, (2) ability to take advantage of our broad product capabilities, (3) in each of our markets, an appropriate allocation between finished lot acquisitions which turn faster and undeveloped land which can be more profitable but turn slower, (4) ability to make land acquisitions with little or no entitlement risk, and (5) allocation of capital across all of our geographic segments based on our diversification objectives. Our goal is to be a top tier builder. By doing so in each of our markets, we believe we can benefit from economies of scale, gain access to more attractive land opportunities and attract and retain qualified employees and subcontractors.

Our growth strategy focuses primarily on investing in our existing geographic markets. We believe our current geographic markets represent regions of the country that present above average growth potential based on long-term employment, demographic and economic trends. We have operated in most of these markets for many years and our teams have extensive local knowledge and critical business relationships that are essential in competing for land, subcontractors and customers. We will, however, consider new geographic markets that meet the same criteria as our existing markets and which we can reasonably support through our capital base.

We enter into homebuilding and land development joint ventures from time to time to access larger or highly desirable lot positions, expand our market opportunities, establish strategic alliances, leverage our capital base and manage financial and market risks associated with land holdings. We typically enter into these arrangements with land owners and developers, other homebuilders and financial partners. These joint ventures usually obtain secured acquisition, development and/or construction loans designed to reduce the use of corporate financing sources.

An integral component of our business strategy is to build and deliver homes of exceptional quality combined with a customer service experience that is consistently among the leaders in the homebuilding industry. Historically, we have been at or near the top of individual customer service rankings for each of our homebuilding markets and in 2012 and 2011, the last two years this award was made, we were the only home builder to be recognized as a “Customer Service Champion” by J.D. Power Associates. Our commitment to quality and customer experience is an integral part of our business strategy and company culture.

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

Model homes are an important part of our marketing efforts where we focus on creating an attractive atmosphere at each community. We use local third party design specialists for interior decorations and furniture, which vary within models based upon characteristics of targeted homebuyers. At December 31, 2013, we owned 221 model homes in our communities. We also have home design service centers offering a wide range of customization options to satisfy individual customer tastes.

To sell homes, we employ commissioned sales agents who are licensed real estate agents where required by law. We also use independent brokers who are typically paid a market-based commission based on the price of the home.

Customer purchase deposit requirements vary among markets based on state laws as well as customs and practices and are sometimes dictated by the financing program used by the consumer. Total base purchase price deposits range from $500 to $40,000 (excluding options). Additional purchase deposits are required for options and upgrades and range from 15% to 100% of the option price, with a higher deposit required for custom options or certain options above an amount designated for the community. Generally, higher deposit percentages are required for large option orders. Our sales contracts may include, among other contingencies, a financing contingency which permits customers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. Our cancellation rate as a percentage of home sales orders averaged approximately 21% from 1997-2006 before the downturn in the homebuilding industry. Though this rate increased to a high of 31% in 2008, it returned to 20% in 2009. For the year ended December 31, 2013, our cancellation rate was 15%.

To reduce the risk of unsold inventory, we formalized our approval process of home construction starts. Generally, customers must have approved financing, no contingencies tied to the sale of an existing home, and an appropriate deposit before construction of a home begins. Depending on market conditions in each community, we may begin construction on a limited number of homes when no signed sales contracts exist to provide inventory to buyers who want a finished home for a quicker move in. In addition, we may use various sales incentives, such as payment of certain homebuyer costs as part of our sales process. Use of incentives and inventory construction is dependent on local economic and competitive market conditions.

Land Acquisition and Development

We have a disciplined and structured land acquisition process. Each acquisition must be approved by our land committee, which is composed of members of senior management and directors of J.F. Shea Construction Management, Inc., our ultimate general partner. The committee reviews potential new projects, and option and deposit funds are placed at risk only if approved by the committee. As part of this process, the committee reviews due diligence information provided by our land acquisition teams, which typically includes market, environmental and site-planning studies, project and market risk assessments, and financial analysis. We expect to acquire more land inventory in all our markets to meet expected demand.

For the homebuilding operations, we typically purchase land only after substantially all of the necessary governmental development approvals or entitlements have been obtained so that development or construction may begin as and when market conditions dictate. The term “entitlements”, as used herein, refers to the right, for the duration of the term of the entitlements, to develop a specific number of residential lots without the need for further public hearings or discretionary local government approvals. Entitlements generally give developers the right to obtain building permits upon compliance with certain conditions that are ordinarily within the developer’s control. Although entitlements are usually obtained before we acquire land, we are still required to secure other governmental approvals and obtain permits prior to and during development and construction. The process of obtaining such approvals and permits can be costly, time consuming and difficult to obtain, and substantially delay the originally planned development cycle.

We acquire land through purchase and option contracts. Deposits are generally refundable until the necessary entitlements and zoning, including plan approval and in some cases engineering plan approval, are obtained, at which time deposits become non-refundable. Actual land acquisitions are generally financed from cash on our balance sheet or through our cash flow from operations. In the future, we have a new $125.0 million secured revolving credit facility which can also be used to finance land acquisitions. Option contracts allow us to control lots and land without incurring risks of land ownership or financial commitments other than, in some circumstances, a non-refundable deposit. We also enter into option contracts with land owners and developers and, in certain circumstances, other third parties, including affiliates, to purchase finished lots over time and before home construction begins. These option contracts may require a certain number of purchases per quarter. We typically have the right to decline to exercise future purchases and to cancel our future rights to lots, typically forfeiting only the deposits held by the sellers at that time.

When we acquire undeveloped land, we generally begin development through contractual agreements with consultants and our TradePartners® (see below). These activities include site planning and engineering and constructing roads, sewer, water, utility and drainage systems and, in certain instances, recreational amenities. For additional information regarding our land position, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Homebuilding Operational Data—Land and Homes in Inventory.”

Backlog

Sales order backlog represents homes under contract to be built, but not closed with the transfer of title. Revenue is recognized on homes under sales contracts when the sale closes. Home sales close when all conditions of escrow are met, including delivery of the home or other real estate asset, title passage, appropriate consideration is received or collection of associated receivables, if any, is reasonably assured and when we have no other continuing involvement in the assets. At December 31, 2013, we had a backlog of 849 units with a sales value of $466.6 million that is anticipated to be realized as closings primarily throughout 2014.

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

Consumer Financial Services

We make available certain financial services to our homebuyers through:

•	Shea Insurance Services, Inc., a wholly-owned subsidiary that provides insurance brokerage services; and

•	Shea Mortgage, Inc. (“Shea Mortgage”), a related company, that provides mortgage services.

Construction

As the general contractor for most communities, we employ subcontractors that meet our requirements for becoming TradePartners®. These requirements include quality and workplace safety standards and participation in various training programs. We typically hire TradePartners® on a community-by-community basis at a fixed price. Occasionally, we enter into longer term contracts or national account agreements (exclusive or non-exclusive) with suppliers or manufacturers if we can obtain more favorable terms or receive rebates based upon product usage and volumes. Our construction managers and field superintendents coordinate and schedule the activities of TradePartners® and suppliers and subject their work to quality and cost controls.

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

Insurance Coverage

We obtain workers compensation insurance, commercial general liability insurance, and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. Policies covering these items are written at various coverage levels but include a self-insured retention or deductible ranging from $0.5 million to $25.0 million. We typically procure general liability, workers compensation and completed operations insurance from affiliated entities to insure these retentions or deductibles, plus excess layers above the third party limits. See “Item 13: Certain Relationships and Related Transactions, and Director Independence —Supplemental Insurance Coverage and PIC Transaction.”

We require TradePartners® to be insured for work on our communities for workers compensation, commercial general liability and completed operations losses and damages, and many of our TradePartners® carry this insurance through our “rolling wrap-up” insurance program, where our risks and the risks of participating TradePartners® on our projects are insured through a set of master policies.

Competition and Market Factors

Development and sale of residential properties is highly competitive and fragmented. We compete for sales with many large and small homebuilders, including homebuilders with national operations, based on various interrelated factors, including location, reputation, amenities, design, quality and price. We also compete for sales with home resales and rental housing.

Demand for new housing is affected by, among other factors, consumer confidence and prevailing economic conditions, including employment levels and job growth or contraction, interest rates, and state and federal home ownership legislative policies. Other factors affect the housing industry and demand for new homes, including availability of labor and materials and increases in the costs thereof, changes in costs of home ownership, such as property taxes and energy costs, changes in consumer preferences, demographic trends and availability of and changes in mortgage financing programs.

Government Regulation and Environmental Matters

The homebuilding industry is subject to extensive and complex regulations. We and our subcontractors must comply with various federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising and real estate sales rules and regulations. These requirements affect the development process, building materials and building designs of our properties. Moreover, we are dependent on state and local authorities to issue building permits and other approvals to complete our projects. The time to obtain these permits and other approvals impacts the carrying costs, and continued effectiveness of granted permits is subject to changes in policies, rules and regulations and their interpretation and application.

Some state and local governments in our markets have approved, and others may approve, slow-growth or no-growth initiatives that have and could continue to adversely impact land availability and building opportunities. Additionally, approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets or could require satisfaction of additional administrative and regulatory requirements, which could delay or extend construction and increase costs.

Our homebuilding operations are also subject to various local, state and federal statutes, ordinances, rules and regulations concerning land use and protection of health, safety and the environment. The particular impact and requirements of environmental laws for each project vary greatly according to location, environmental condition and present and former uses of the site and adjoining properties. Complying with such laws may result in delays, cause us to incur substantial compliance and other costs or prohibit or severely restrict development in certain environmentally sensitive regions or areas. To date, such compliance has not had a material adverse effect on our operations, although in the future it may have such an effect.

We typically conduct environmental due diligence reviews prior to acquisition of undeveloped properties. Prior to development, we undertake extensive site planning as appropriate for each community, which may include design and implementation of storm water management plans, wetlands delineation and mitigation plans, perennial stream flow determinations, erosion and sediment control plans and archeological, cultural and endangered species surveys. We may be required to obtain permits or other approvals for our operations, particularly in environmentally sensitive areas, such as wetlands. Infrastructure projects impacting public health and the environment, such as construction of drain fields or connection to public sewer lines, and drilling of wells or connection to municipal water supplies, may be subject to inspection and approval by local authorities. We also could incur cleanup costs and obligations with respect to environmental conditions at our properties, including, under some environmental laws, conditions resulting from the operations of prior owners or operators, or at properties where we have disposed of wastes. Although no assurances can be given, we are not aware of obligations or liabilities arising from environmental conditions in any of our existing properties that are likely to be material or adversely impact us.

Employees

At December 31, 2013, we employed 619 people, including 315 management, office and administrative staff, 120 sales personnel and 184 construction personnel. No employees are covered by collective bargaining agreements. Employees of certain TradePartners® are represented by labor unions or are subject to collective bargaining arrangements. We believe relations with our employees and TradePartners® are satisfactory.

Business Segment Financial Data

For business segment financial data, please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 18 to our consolidated financial statements.

Availability of Reports

This annual report on Form 10-K and each of our subsequent quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments, are available free of charge on our website, www.sheahomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information contained on our website is not incorporated by references into this report and should not be considered part of this report. In addition, the SEC website contains reports and other information about us at www.sec.gov.

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

Market and Economic Risks

The homebuilding industry, which is very cyclical and affected by a variety of factors, was in a significant and prolonged economic downturn, and, while the industry has attained a moderate level of stabilization and recovery, any return to a sustained and more normal economic and housing market environment is uncertain. A return to weak housing and general economic conditions or deterioration in industry conditions or in broader economic conditions could have additional material adverse effects on our business, financial condition and results of operations.

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

Liquidity provided by Fannie Mae and Freddie Mac to the mortgage industry has been very important to the housing market. These entities have required substantial injections of capital from the federal government and may require additional government support in the future. At times, the federal government has discussed changing the nature of its relationship with Fannie Mae and Freddie Mac, and possibly eliminating these entities. If Fannie Mae and Freddie Mac were dissolved or if the federal government stopped providing liquidity support to the mortgage market, there would be a reduction in available financing from these institutions. Any such reduction would likely have an adverse effect on interest rates, mortgage availability and new home sales.

The FHA insures mortgage loans that generally have lower down payments and, as a result, it continues to provide important support for financing home purchases. Recently, more restrictive guidelines were placed on FHA insured loans, such as increased minimum down payments and increased insurance premiums. Further restrictions on FHA insured loans could be adopted, including, but not limited to, limitations on seller-paid closing costs and concessions. These or any other restrictions may further negatively affect availability or affordability of FHA financing, which could adversely affect our ability to sell homes.

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

Our operations are concentrated in regions that were among some of the most severely affected by the recent economic downturn. We conduct our homebuilding business in California, Arizona, Colorado, Washington, Nevada and Florida. Home prices and sales in these states have declined significantly since 2006 and, while improving, these states, particularly California, have experienced some economic challenges in recent years, including elevated levels of unemployment and precarious budget situations in state and local governments. These conditions may materially adversely affect the market for our homes in those areas. Declines in home prices and sales in these states also adversely affect our financial condition and results of operations.

Inflation could adversely affect our business, financial condition and results of operations.

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

As a homebuilder, we are subject to home warranty and construction defect claims and other claims arising in the ordinary course of business. As a consequence, we maintain liability insurance in the form of a “rolling wrap-up” insurance program which insures both us and our TradePartners®. We also record customer service and warranty reserves for the homes we sell based on our historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent in these matters, we cannot provide assurance that, in the future, our insurance coverage and reserves will be adequate to address all warranty and construction defect claims.

Costs of insuring against construction defect liability claims are high, and the amount and scope of coverage offered by insurance companies at acceptable rates is limited. The scope of coverage may continue to be limited, become further restricted, more costly or a combination of the above.

In recent years, an increasing number of individual and class action lawsuits have been filed against homebuilders asserting claims of personal injury and property damage caused by various sources, including faulty materials and the presence of mold in residential dwellings. Furthermore, decreases in home values as a result of general economic conditions resulted in an increase in construction defect liability claims, as well as claims based on marketing and sales practices. Our insurance may not cover all of the claims arising from such issues, or such coverage may become prohibitively expensive. Notwithstanding, our annual policy limits presently are $50.0 million per occurrence and $50.0 million in the aggregate, a portion of which are insured through related party insurance companies, who may reinsure our policy limits from time to time. If we are unable to obtain adequate insurance against these claims, we may experience litigation costs and losses that could adversely affect our financial condition and results of operations. Even if we are successful in defending such claims, we may incur significant costs.

Historically, builders have recovered a significant portion of the construction defect liabilities and defense costs from their subcontractors and insurance carriers. We try to minimize our liability exposure by providing a master insurance policy and requiring TradePartners® to enroll in a “rolling wrap-up” insurance policy. If we cannot effectively recover from our carriers, we may suffer greater losses because we may not have rights to pursue TradePartners® included in the “rolling wrap-up” insurance policy, which could adversely affect our financial condition and results of operations.

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

Historically, our goals for the ownership and control of land were based on management’s expectations for future volume growth. In light of weak market conditions that have persisted from 2006 through early 2012, we significantly reduced purchases of undeveloped land and land development spending, and made substantial land sales to reduce inventory to better align with the then reduced rate of production. We also terminated certain land option contracts and wrote off earnest money deposits and pre-acquisition costs related to these option contracts. While housing market conditions have improved, future market conditions are uncertain and we cannot provide assurance we will be successful in managing future inventory risks or avoiding future impairment charges. We could be limited in the amount of land we can dispose of, therefore, our cash inflows attributable to land sales may decline.

Also, use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At a consolidated homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at December 31, 2013, was $30.5 million, and which is less than the estimated market value of the water system connection rights. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction. The risks inherent in purchasing, controlling or holding these water system connection rights are substantial and increase as consumer demand for housing decreases. The value of these water system connection rights and their marketability can also fluctuate from changing market conditions. If the fair market value of these water system connection rights decreases, we may be required to reduce their carrying value which could adversely affect our financial condition and results of operations.

Certain homebuilding projects utilize community facility district, metro-district, and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on land owners and/or homeowners following the closing of new homes in the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate tax and assessment revenues from the new homes.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on land owners and/or homeowners.

If the current housing recovery is not sustained and we experience another housing market downturn which results in declines in new home sales and home values, bond proceeds and taxes and assessments levied on homeowners may be insufficient to satisfy our obligations. Our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant, possibly without reimbursement, and/or accrue liabilities in connection with these credit support and funding arrangements. If we are not fully or adequately reimbursed, we may be required to recognize a charge for uncollectible amounts, which could adversely affect our financial condition and results of operations.

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

Our quarterly operating results generally fluctuate by season. We typically experience the highest home sales orders in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a new home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. If, due to construction delays or other causes, we cannot close our expected number of homes in the second half of the year, our financial condition and full year results of operations may be adversely affected.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Sar Ox”), we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including possibility of human error, circumvention or overriding of controls or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain adequate internal controls, including any required new or improved controls, we may be unable to provide financial information in a timely and reliable manner and might be subject to sanctions or investigation by regulatory authorities such as the SEC or the Public Company Accounting Oversight Board. Any such action could adversely affect our financial results or investors’ confidence in us and could adversely impact the price of our notes. Furthermore, we are not an “accelerated filer” or “large accelerated filer” as defined in Rule 12b-2 of the Exchange Act, and as a result are not currently required to comply with the auditor attestation requirements of Section 404 of Sar Ox.

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

We assist customers with finding homeowners’ insurance through Shea Insurance Services, Inc., a wholly owned subsidiary of Shea Homes, Inc. (“SHI”). Through Shea Mortgage, a related entity within the Shea Family Owned Companies but not a subsidiary of SHLP or consolidated in its financial statements, we are also able to introduce mortgage origination options for our customers, helping us to ensure they secure financing for their home purchases. Our homebuilding operations sometimes offer financial incentives to our homebuyers to use Shea Mortgage in accordance with applicable laws. In addition to the financial benefits accruing to Shea Mortgage from these mortgage originations, the homebuilding operations are able to better manage the closing process as well as prequalify our homebuyers as a result of this affiliate arrangement. The homebuyers are not required to use Shea Mortgage as the homebuyer’s lender. Each homebuyer may select any lending institution of his or her choice for the purpose of securing mortgage financing and is not in any way limited to obtaining financing from Shea Mortgage.

These financial services operations are subject to federal, state and local laws and regulations. There have been numerous proposed and adopted changes in these regulations as a result of the housing downturn. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (H.R.4173) was signed into law, which has and will continue to have, a significant impact on the regulation of the financial services industry, including new standards related to regulatory oversight of systematically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. Among other things, this legislation provides for a number of new requirements relating to residential mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, the definitions and parameters of a Qualified Mortgage and a Qualified Residential Mortgage, future risk retention, limitations on certain fees, retention of credit risk, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted. In addition, we cannot predict what similar changes to, or new enactments of, statutes and regulations pertinent to our financial services operations will occur. Any such changes or new enactments could have a material adverse effect on our financial condition and results of operations.

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

At a consolidated homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at December 31, 2013, was $30.5 million, and which is less than the estimated market value of the water system connection rights. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction. The risks inherent in purchasing, controlling or holding these water system connection rights are substantial and increase as consumer demand for housing decreases. The value of these water system connection rights and their marketability can also fluctuate from changing market conditions. If the fair market value of these water system connection rights decreases, we may be required to reduce their carrying value which could adversely affect our financial condition and results of operations.

Certain homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners and/or homeowners following the sale of new homes within the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the sale of new homes. At December 31, 2013 and December 31, 2012, in connection with credit support arrangements, there was $8.6 million and $4.9 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, we recorded these in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At December 31, 2013 and December 31, 2012, in connection with certain funding arrangements, there was $13.1 million and $16.3 million, respectively, reimbursable to us from certain agencies, including $11.9 million and $11.9 million, respectively, from a metro-district in Colorado and, accordingly, we recorded these in inventory as a recoverable project cost.

If the current housing recovery isn’t sustained and we experience another weak housing market which results in declines in new home sales and home values, bond proceeds and taxes and assessments levied on homeowners may be insufficient to cover our obligations. Our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction infrastructure improvements could be prolonged and significant, possibly without reimbursement, and/or accrue liabilities in connection with these credit support and funding arrangements. If we are not fully or adequately reimbursed, we may be required to recognize a charge for uncollectible amounts, which adversely affect our financial condition and results of operations.

In 2009, we filed a petition with the United States Tax Court regarding our tax filing position on the completed contract method of accounting (“CCM”) for homebuilding operations. Although we received a favorable ruling on February 12, 2014, which permits us to continue use of CCM for tax purposes, the ruling can be appealed (see Note 13 to our consolidated financial statements).

We have other contingent liabilities typical to the homebuilding industry. For further discussion, see Note 16 to our consolidated financial statements.

The indenture governing our notes and our new revolving credit facility do, and agreements governing our future indebtedness may, contain covenants that could adversely affect our ability to operate our business, as well as significantly affect our financial condition, and therefore could adversely affect our results of operations.

The indenture governing our notes and our new revolving credit facility contain covenants that prohibit or restrict certain activities. These covenants restrict, among other things, our ability to:

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

We currently operate through a number of unconsolidated homebuilding and land development joint ventures with independent and affiliated parties in which we do not have a controlling interest. At December 31, 2013, we had a net investment of $47.4 million in these unconsolidated joint ventures and guaranteed, on a joint and several basis, $52.5 million of outstanding liabilities for projects under development by these unconsolidated joint ventures. In addition, we may issue letters of credit under our new revolving credit facility as credit support for liabilities of our unconsolidated joint ventures.

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

We have a significant amount of debt. At December 31, 2013, the total principal amount of our debt was $751.7 million. In addition, we have a substantial number of contingent liabilities which could affect our business.

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

Despite our indebtedness, we and our subsidiaries may be able to incur significant additional indebtedness, including secured indebtedness, in the future, including under our new revolving credit facility, which is secured on a pari-passu basis with our notes but will have the benefit of payment priority upon enforcement against the collateral. Although the indenture governing our notes contains restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to qualifications and exceptions, and, under certain circumstances, the indebtedness incurred in compliance with such restrictions could be substantial and certain of this indebtedness may be secured by the same collateral securing our notes, and the respective guarantees thereof. If new indebtedness is added to our and our subsidiaries’ debt levels, the related risks that we and the note guarantors face would be increased, and we may not be able to meet all our debt obligations, including repayment of our notes, in whole or in part. If we incur any additional debt that is secured on an equal and ratable basis with our notes or the guarantees thereof, the holders of that debt will be entitled to share ratably with the holders of our notes in any proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution or other winding-up of the applicable note issuer or guarantor. This may have the effect of reducing the amount of proceeds paid to holders of our notes.

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

Until August 2011, one of our affiliates, JFSCI, provided us with centralized cash management services. As part of this function, we engaged in related party transactions and monetary transfers to settle amounts owed. The resultant accounts receivables and payables from these transfers were paid monthly. In August 2011, we ceased our participation in the centralized cash management service and performed the function independently. In addition, SHI has an unsecured term note receivable from JFSCI (the “Intercompany Debt Balance”), which bears interest at 4%, is payable in equal quarterly installments and due May 15, 2019, and has an outstanding balance, including accrued interest, at December 31, 2013 of $21.6 million. Subsequent to December 31, 2013, JFSCI made an $8.4 million payment, including accrued interest. Quarterly, we evaluate collectability of the Intercompany Debt Balance, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on this criteria, and as JFSCI applied prepayments under the note to defer future installments until November 2016, we do not presently anticipate collection risks on the Intercompany Debt Balance. However, JFSCI’s inability to honor its obligation with respect to the Intercompany Debt Balance could have a material adverse effect on our financial condition, results of operations and capital resources.

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

Our ownership group and their affiliates operate businesses using the Shea Homes brand that derive revenue from homebuilding and land development, including Shea Homes North Carolina, which are not owned by SHLP. We do not receive any brand licensing or sales revenue from these businesses, although in certain circumstances we provide them with management and administrative services. Certain of these affiliated entities have also engaged, and will continue to engage, in transactions with us. Shea Mortgage derives revenue from loan fees paid by our customers. Shea Properties develops commercial properties that are sometimes built on land purchased from us, and we develop properties on land that is sometimes purchased from Shea Properties. In the future, we may enter into other agreements with affiliates of Shea Properties. Shea family members comprising our ownership group are not restricted from engaging in homebuilding or land development activities through independent entities.

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

The IRS can challenge our income and expense recognition methodologies. If we are unsuccessful in supporting or defending our positions, we could become subject to a substantial tax liability from previous years.

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

Since 2002, SHLP and SHI have used the CCM to recognize taxable income or loss with respect to the majority of their respective homebuilding operations. The CCM allows SHLP and SHI to defer taxable income/loss recognition from their homebuilding operations until projects are substantially complete, rather than annually based on the sale of individual homes to buyers of those homes. The Internal Revenue Service (the “IRS”) has assessed a tax deficiency against SHLP and SHI, contending they did not accurately and appropriately apply the relevant U.S. Treasury Regulations in calculating their respective homebuilding projects’ income/loss pursuant to the CCM for years 2004 through 2008, and years 2003 through 2008, respectively. SHLP and SHI believe their use of the CCM complies with the relevant regulations and have filed a petition with the United States Tax Court to challenge the IRS position. The Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, which were filed. On February 12, 2014, the Tax Court ruled in favor of SHLP and SHI (the “Tax Court Decision”). Pursuant to the ruling, the Company is permitted to continue to report income and loss from the sale of homes in their planned developments using the completed contract method of accounting for homebuilding operations. As a result, no additional tax, interest or penalties are currently due and owing by the Company or the Partners. The Tax Court Decision is subject to appeal by the IRS to the U.S. Court of Appeals for the Ninth Circuit. The IRS must elect whether to appeal within 90 days after the Tax Court enters a decision document, which has not yet occurred.

If the Tax Court Decision is appealed and overturned, SHLP and SHI would be required to recognize income for prior years that would otherwise be deferred until future years. With respect to SHI, this earlier recognition of income could result in a tax liability of up to $65 million (federal and state income taxes inclusive of interest). With respect to SHLP, the earlier recognition of income could result in the owners of SHLP incurring an additional tax liability of up to $108 million (federal and state income taxes inclusive of interest) for the years at issue, and SHLP would be required to make a distribution to its owners to pay a portion of such tax liability. The indenture governing the notes restricts SHLP’s ability to make distributions to its partners pursuant to an agreement which requires SHLP to distribute cash payments to its partners for taxes incurred by such partners (or their direct or indirect holders) for their ownership interest in SHLP (the “Tax Distribution Agreement”) in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess. The initial Maximum CCM Payment is $70.0 million, which amount will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of CCM and payments made by SHLP on certain guarantee obligations described in the indenture. Such potential additional taxes imposed on SHI and tax distributions by SHLP may have a material adverse effect on the financial condition and results of operations of SHI and SHLP, respectively, which could compromise our ability to service our debt, including our notes.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

None.

ITEM 2.        PROPERTIES

We lease 145,668 square feet of office space in various locations from related and unrelated parties. All rents were at market rates at the time of lease execution. We have satellite offices in Aliso Viejo, California; Corona, California; Livermore, California; San Diego, California; Scottsdale, Arizona; Highlands Ranch, Colorado; and Houston, Texas. The total square footage leased from related parties is 79,735 and comprises offices in Livermore, San Diego and Highlands Ranch. Our corporate office is in Walnut, California, approximately 35 miles east of Los Angeles, California. JFSCI leases this office from a related party and SHLP bears 61.0% of its total cost. For information about land owned or controlled by us for use in our homebuilding activities, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Homebuilding Operational Data—Land and Homes in Inventory.”

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

        We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In such cases, there may exist an exposure to loss in excess of amounts accrued. In view of the inherent difficulty of predicting the outcome of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. While their outcome cannot be predicted with certainty, we believe we have appropriately reserved for these claims or matters. Other than the CCM matter described below in “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and in Note 13 to our consolidated financial statements, we do not believe we are subject to any material legal claims and regulatory matters at this time. However, to the extent the liabilities arising from the ultimate resolution of legal claims or regulatory matters exceeds their recorded reserves, we could incur additional charges that could be significant.

ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a privately held company, with no public or private trading market for our common equity. Ownership interests in SHLP are held in three classes: Class B, Class C and Class D. At December 31, 2013, there is one holder of our Class B limited partnership interests, eight holders of our Class C limited partnership interests and six holders of our Class D limited partnership interests. See “Item 12: Security Ownership of Certain Beneficial Owners and Management” for information regarding the beneficial ownership of SHLP.

No dividends were paid to our equity holders in 2013 or 2012. Our new $125.0 million revolving credit facility and the indenture governing our 8.625% Senior Secured Notes (the “Secured Notes”) contain covenants that limit, among other things, our ability to pay dividends and distributions on our equity. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Notes Payable” for information about limitations on our ability to pay dividends.

ITEM 6.        SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Statements of Operations:
Revenues	$930,610	$680,147	$587,770	$639,566	$611,463
Net income (loss)	$125,939	$29,184	$(107,242)	$(55,215)	$(423,060)
Consolidated Balance Sheet Information (at end of year):
Cash and cash equivalents, restricted cash, and investments	$216,833	$304,865	$314,512	$190,391	$287,989
Inventory	$1,013,272	$837,653	$783,810	$800,029	$903,504
Total assets	$1,505,333	$1,373,537	$1,328,116	$1,414,886	$1,618,760
Total debt	$751,708	$758,209	$752,056	$730,005	$745,017
Total equity	$445,457	$319,247	$328,003	$432,113	$481,206

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

Overview

In 2013, we experienced a continuation of improved housing conditions that emerged in 2012. Generally, demand for new homes remained healthy, however, during the second half of 2013, the housing market experienced a modest slowdown from higher mortgage interest rates. We continue to believe, however, the fundamentals remain in place for a continued recovery in the new home market.

For the year ended December 31, 2013, compared to the year ended December 31, 2012, new home sales orders decreased 10% and new home sales orders per community increased 1%. The decrease in new home sales orders for the year is primarily a result of the lower number of active selling communities. For the year ended December 31, 2013, compared to the year ended December 31, 2012, homes closed increased 20% and homebuilding revenues increased 37%, primarily attributable to a 98% higher backlog at the beginning of 2013 versus 2012. Gross margin, as a percentage of revenues, improved from 20.8% to 23.8% and we ended 2013 with a backlog of 849 homes, down 7% from December 31, 2012.We have $216.8 million in cash, cash equivalents and restricted cash and expect to continue investing in land opportunities in desirable locations to supplement our existing land positions.

	Years Ended December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
	(Dollars in thousands)
Revenues	$930,610	$680,147	$587,770	37%	16%
Cost of sales	(709,412)	(538,434)	(515,578)	32	4

Gross margin	221,198	141,713	72,192	56	96
Selling expenses	(54,338)	(45,788)	(45,251)	19	1
General and administrative expenses	(50,080)	(43,747)	(37,374)	14	17
Equity in income (loss) from unconsolidated joint ventures	(1,104)	378	(5,134)	—	—
Loss on debt extinguishment	0	0	(88,384)	—	(100)
Gain (loss) on reinsurance transaction	2,011	(12,013)	3,072	—	—
Interest expense	(5,071)	(19,862)	(16,806)	(74)	18
Other income (expense), net	(778)	9,119	7,374	—	24

Income (loss) before income taxes	111,838	29,800	(110,311)	275	—
Income tax benefit (expense)	14,101	(616)	3,069	—	—

Net income (loss)	125,939	29,184	(107,242)	332	—
Less: Net loss (income) attributable to non-controlling interests	8	(146)	(7,143)	—	(98)

Net income (loss) attributable to SHLP	$125,947	$29,038	$(114,385)	334%	—%

In 2013, net income attributable to SHLP was $125.9 million compared to $29.0 million in 2012. This increase was primarily attributable to a $79.5 million improvement in gross margins (from higher revenues and gross margin percentages), a $14.8 million decrease in interest expense (due to higher qualified inventory), a $14.0 million improvement in our reinsurance transaction results, and a $15.6 million reversal of the deferred tax valuation allowance. These improvements were partially offset by a $9.9 million decrease in other income (expense) (from decreased income on the sale of marketable securities), a $8.6 million increase in selling expenses (from higher home closings and revenues) and a $6.3 million increase in general and administrative expenses (from higher volume and compensation expenses).

In 2012, net income (loss) attributable to SHLP was $29.0 million compared to $(114.4) million in 2011. This increase was primarily attributable to a 16% increase in revenues, higher gross margins (reflecting no inventory impairment in 2012 compared to a $30.6 million inventory impairment in 2011), and the $88.4 million loss on debt extinguishment in connection with the payoff of previously outstanding indebtedness in May 2011. In 2012, we also recognized an $8.8 million gain on sale of investments and a $7.0 million decrease in income attributable to non-controlling interests, offset by a $12.0 million charge primarily for actuarial adjustments to our loss reserves on completed operations policies that were reinsured in 2009, compared to a $3.1 million gain in 2011, a $3.1 million increase in interest expense, a $6.9 million increase in selling, general and administrative expenses, and a $3.7 million increase in income tax expense.

Revenues

Revenues are derived primarily from home closings and land sales. House and land revenues are recorded at closing. Management fees from homebuilding ventures and projects are in other homebuilding revenues. Revenues from corporate, insurance brokerage services and our captive insurance company, Partners Insurance Company (“PIC”), are in other revenues.

	Years Ended December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
	(Dollars in thousands)
Revenues:
House revenues	$894,305	$645,000	$570,267	39%	13%
Land revenues	31,462	32,583	11,261	(3)	189
Other homebuilding revenues	3,930	1,579	4,857	149	(67)

Total homebuilding revenues	929,697	679,162	586,385	37	16
Other revenues	913	985	1,385	(7)	(29)

Total revenues	$930,610	$680,147	$587,770	37%	16%

In 2013, total revenues were $930.6 million compared to $680.1 million in 2012. This increase was primarily attributable to a 20% increase in homes closed and a 15% increase in the average selling price (“ASP”) of homes closed.

In 2012, total revenues were $680.1 million compared to $587.8 million in 2011. This increase was primarily attributable to a 17% increase in homes closed and an increase in land revenues, partially offset by a 3% decrease in ASP of homes closed.

For the years ended December 31, 2013, 2012 and 2011, homebuilding revenues by segment were as follows:

	Years Ended December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
	(Dollars in thousands)
Southern California:
House revenues	$205,249	$130,351	$167,245	57%	(22)%
Land revenues	2,175	3,617	151	(40)	2,295
Other homebuilding revenues	226	22	21	927	5

Total homebuilding revenues	$207,650	$133,990	$167,417	55%	(20)%

San Diego:
House revenues	$125,484	$85,534	$86,778	47%	(1)%
Land revenues	—	13	66	(100)	(80)
Other homebuilding revenues	10	424	12	(98)	3,433

Total homebuilding revenues	$125,494	$85,971	$86,856	46%	(1)%

Northern California:
House revenues	$232,697	$157,302	$107,786	48%	46%
Land revenues	8,300	7,923	210	5	3,673
Other homebuilding revenues	1,359	881	792	54	11

Total homebuilding revenues	$242,356	$166,106	$108,788	46%	53%

Mountain West:
House revenues	$165,226	$126,764	$90,159	30%	41%
Land revenues	20,862	21,030	10,564	(1)	99
Other homebuilding revenues	811	(10)	2,147	—	—

Total homebuilding revenues	$186,899	$147,784	$102,870	26%	44%

South West:
House revenues	$159,095	$137,899	$112,254	15%	23%
Land revenues	125	—	270	100	(100)
Other homebuilding revenues	1,524	262	1,885	482	(86)

Total homebuilding revenues	$160,744	$138,161	$114,409	16%	21%

East:
House revenues	$6,554	$7,150	$6,045	(8)%	18%
Land revenues	0	0	0	—	—
Other homebuilding revenues	0	0	0	—	—

Total homebuilding revenues	$6,554	$7,150	$6,045	(8)%	18%

In 2013, total homebuilding revenues were $929.7 million compared to $679.2 million in 2012. This increase was primarily attributable to a 20% increase in homes closed and a 15% increase in the ASP of homes closed. The increase in home closings was primarily attributable to a 98% higher backlog at the beginning of 2013 versus 2012 due to the beginning of the housing recovery, which began to emerge in the second half of 2012.

In 2012, total homebuilding revenues were $679.2 million compared to $586.4 million in 2011. This increase was primarily attributable to a 17% increase in homes closed, partially offset by a 3% decrease in the ASP of homes closed.

For the years ended December 31, 2013, 2012 and 2011, homes closed and the ASP of homes closed by segment were as follows:

	Years Ended December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
Homes closed:
Southern California	271	249	313	9%	(20)%
San Diego	256	194	172	32	13
Northern California	456	323	215	41	50
Mountain West	372	284	215	31	32
South West	510	492	406	4	21
East	25	31	27	(19)	15

Total consolidated	1,890	1,573	1,348	20	17
Unconsolidated joint ventures	202	149	107	36	39

Total homes closed	2,092	1,722	1,455	21%	18%

	Years Ended December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
ASP of homes closed:
Southern California	$757,376	$523,498	$534,329	45%	(2)%
San Diego	490,172	440,897	504,523	11	(13)
Northern California	510,300	487,003	501,330	5	(3)
Mountain West	444,156	446,352	419,343	0	6
South West	311,951	280,283	276,487	11	1
East	262,160	230,645	223,889	14	3

Total consolidated	473,177	410,045	423,046	15	(3)
Unconsolidated joint ventures	334,921	304,980	306,626	10	(1)

Total ASP of homes closed	$459,827	$400,954	$414,485	15%	(3)%

In all of our segments, new house sales orders were lower in 2013 compared to 2012 primarily attributable to a lower number of active selling communities. Home closings in all of our segments, except East, were higher in 2013 compared to 2012. ASP in all of our segments, except Mountain West, was higher in 2013 compared to 2012. The increase in closings was primarily attributable to a 98% higher backlog at the beginning of 2013 compared to 2012. The increase in ASP of homes closed was primarily attributable to general price increases in all of our segments resulting from the improvements in demand for new homes which emerged in the second half of 2012.

In all of our segments, except Southern California, new house sales orders and home closings were higher in 2012 compared to 2011 due to improved housing market conditions. In the Southern California segment, homes closed and the ASP of homes closed decreased 20% and 2%, respectively. The decrease in homes closed was primarily attributable to closeouts of several communities and a lower year-over-year community count, and the decrease in ASP of homes closed was primarily attributable to a shift towards lower-priced homes, partially offset by general price increases. In the San Diego and Northern California segments, homes closed increased and the ASP of homes closed decreased. The decreases in the ASP of homes closed were primarily attributable to the shift towards lower-priced homes, partially offset by general price increases, especially in Northern California. In the Mountain West, South West and East segments, the increases in the ASP of homes closed were primarily attributable to general price increases.

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments.

Gross margins for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	Gross Margin %	2012	Gross Margin %	2011	Gross Margin %
	(Dollars in thousands)
Gross margin	$221,198	23.8%	$141,713	20.8%	$72,192	12.3%

In 2013, our gross margin was $221.2 million compared to $141.7 million in 2012. This increase was primarily attributable to higher revenues, primarily from increased new home closings and a higher gross margin percentage from general price increases in all our segments.

In 2012, our gross margin was $141.7 million compared to $72.2 million in 2011. This increase was primarily attributable to higher revenues, primarily from increased home closings, a higher gross margin percentage from price increases in most of our segments, and no inventory impairment in 2012 compared to $30.6 million in 2011.

Housing impairments are generally attributable to lower home prices driven by increased incentives and price reductions in response to weak housing demand and economic conditions, including elevated levels of foreclosures, higher unemployment, lower consumer confidence and tighter lending standards. Since the fourth quarter 2009, the housing market experienced some stabilization and, as a result, impairments significantly diminished. Impairment by segment and type for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
	(Dollars in thousands)
Impairment by segment:
Southern California	$0	$0	$7,189	—	(100)%
San Diego	0	0	9,684	—	(100)
Northern California	0	0	13,875	—	(100)
Mountain West	0	0	0	—	—
South West	0	0	2,227	—	(100)
East	0	0	0	—	—

Total impairment	$0	$0	$32,975	—	(100)%

Impairment by type:
Inventory	$0	$0	$30,600	—	(100)%
Joint venture	0	0	2,375	—	(100)

Total impairment	$0	$0	$32,975	—	(100)%

Selling, General and Administrative Expense

Selling, general and administrative expenses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
	(Dollars in thousands)
Total homebuilding revenues	$929,697	$679,162	$586,385	37%	16%
Selling expense	$54,338	$45,788	$45,251	19%	1%

% of total homebuilding revenues	5.8%	6.7%	7.7%

General and administrative expense	$50,080	$43,747	$37,374	14%	17%

% of total homebuilding revenues	5.4%	6.4%	6.4%

Total selling, general and administrative expense	$104,418	$89,535	$82,625	17%	8%

% of total homebuilding revenues	11.2%	13.2%	14.1%

Selling Expense

In 2013, selling expense was $54.3 million compared to $45.8 million in 2012, but decreased as a percentage of revenues due to the increase in homebuilding revenues. While many selling expenses fluctuate directly with changes in revenues, as homebuilding revenues increase, we achieved economies of scale and efficiencies on certain expenses that are more fixed in nature.

In 2012, selling expense was $45.8 million compared to $45.3 million in 2011, but decreased as a percentage of revenues due to the increase in homebuilding revenues.

General and Administrative Expense

In 2013, general and administrative expenses increased $6.3 million to $50.1 million, primarily attributable to increased compensation expense due to incentive compensation plans tied to the Company’s overall level of profitability, partially offset by decreased legal expenses. In 2012, we incurred $3.3 million in legal expenses related to the CCM Tax Court case.

In 2012, general and administrative expense increased $6.4 million to $43.7 million, partially attributable to $3.7 million in increased legal expenses primarily attributable to the CCM Tax Court case for which trial testimony was heard in July 2012. In addition, on August 8, 2012, the Company approved two incentive compensation plans, one designed as a financial incentive to recognize individual and Company performance for 2012, and the other a multi-year plan to promote the Company’s long-term success. The addition of these plans resulted in a $4.7 million increase in incentive compensation costs for the year ended December 31, 2012. Partially offsetting these increases was a decrease of $2.5 million in tax consulting expenses.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in homebuilding and real property development.

In 2013, equity in income (loss) from unconsolidated joint ventures was $(1.1) million compared to $.4 million in 2012. There were no significant earnings or losses from any unconsolidated joint venture.

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

Gain (Loss) on Reinsurance Transaction

Completed operations claims for policy years August 1, 2001 to July 31, 2007, and workers’ compensation and general liability risks for policy years August 1, 2001 to July 31, 2005, were previously insured through PIC. In December 2009, PIC entered into a series of transactions (the “PIC Transaction”) in which these policies were either novated to JFSCI or reinsured with third-party insurance carriers. As a result of the PIC Transaction, a $34.8 million gain was generated but deferred and to be recognized as income when related claims are paid. In addition, the deferred gain can be adjusted based on changes in actuarial estimates. Any change to the deferred gain will be recognized in the current period.

In 2013, we recognized $2.0 million of income as a result of claims paid on these policies. In 2012, a $12.0 million charge was recognized as a result of an increase in the actuary’s estimate of ultimate losses to be paid on these policies. This increase was based on trends in completed operations claims related to our markets and products built, claim settlement patterns and insurance industry practices.

Interest Expense

Interest expense is interest incurred and not capitalized. For 2013 and 2012, most interest incurred was capitalized to inventory with the remainder expensed as a result of debt exceeding the qualified asset amounts. Assets qualify for interest capitalization during their development and other qualifying activities such as construction; however, if qualified assets are less than the total debt, a portion of interest is expensed.

In 2013, interest expense was $5.1 million compared to $19.9 million in 2012. This decrease was primarily attributable to higher qualified assets.

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

For the years ended December 31, 2013, 2012 and 2011, other income (expense), net was as follows:

	Years Ended December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
	(Dollars in thousands)
Other income (expense), net:
Interest income	$2,204	$4,315	$3,550	(49)%	22%
Gain on sale of investments	15	8,806	566	(100)	1,456
Gain on sale of joint venture	0	0	5,939	(100)	(100)
Pre-acquisition cost and deposit write-offs	(1,436)	(2,039)	(236)	(30)	764
Property tax expense	(2,766)	(3,192)	(2,881)	(13)	11
Other income (expense)	1,205	1,229	436	(2)	(182)

Total other income (expense), net	$(778)	$9,119	$7,374	(109)%	24%

In 2013, other income (expense), net was $(0.8) million compared to $9.1 million in 2012. The decrease in income was primarily attributable to an $8.8 million gain on sale of marketable securities in 2012, plus a $2.1 million decrease in interest income, partially offset by a $0.6 million decrease in pre-acquisition cost and deposit write-offs and a $0.4 million decrease in property taxes.

In 2012, other income (expense), net was $9.1 million compared to $7.4 million in 2011. This increase was primarily attributable to an $8.8 million gain on sale of marketable securities (mostly impaired by $5.0 million in 2009). This gain was partially offset by a $1.8 million increase in pre-acquisition cost and deposit write-offs.

Income Tax Benefit (Expense)

SHLP is treated as a partnership for income tax purposes. As a limited partnership, SHLP is subject to certain minimal state taxes and fees; however, taxes on income realized by SHLP are generally the obligation of SHLP’s general and limited partners and their owners. As SHI is a C corporation, federal and state income taxes are included in these consolidated financial statements.

At December 31, 2013 and 2012, net deferred tax assets of SHI before reserves were $16.8 million and $32.7 million, respectively, which primarily related to available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. At December 31, 2013, SHI had net operating loss carryforwards of approximately $18.8 million, net, that expire by 2018 and are subject to annual limitations of $4.6 million.

When assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon generating sufficient taxable income in the future. We record a valuation allowance when we determine it is more-likely-than-not a portion of the deferred tax assets will not be realized.

Because of the continued annual pretax losses of SHI through the year ended December 31, 2009, we determined it was more-likely-than-not, at December 31, 2009, the net deferred tax asset of $51.9 million would not be realized. Accordingly, for the year ended December 31, 2009, the deferred tax asset valuation allowance increased $32.7 million to fully reserve the net deferred tax asset. At December 2011 and 2010, our assessment of deferred tax assets was consistent with 2009 and the net deferred tax asset of $38.2 million and $48.8 million, respectively, remained fully reserved. For the year ended December 31, 2012, SHI generated pretax income for the first time since 2007, a result of the housing industry recovery. However, since we only returned to profitability in 2012 and the housing recovery being in its early stages, the $32.7 million net deferred tax assets at December 31, 2012 remained fully reserved.

At December 31, 2013, after considering the continuation of improving profits from operations, we determined it was more-likely-than-not that most of the net deferred tax assets would be realized, which, during the fourth quarter, resulted in a $15.6 million reversal of the valuation allowance on our deferred tax assets. We based this conclusion on positive evidence related to the actual pre-tax profits achieved during the year and higher levels of forecasted profitability in the future. We expected these increased profits to result in a greater realization of our NOL carryforwards before they expire than previously estimated, and the realization of deferred tax assets associated with impairments and basis differences of our inventory. At December 31, 2013, the remaining $0.5 million valuation allowance relates to capital losses that expire in 2016 and 2017, and impairment of debt securities that mature in 2021 and 2022, as it is unknown if these deferred tax assets will be realized.

The accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcome of these future results could result in changes in our estimates of the valuation of our deferred tax assets and related valuation allowances, and could also have a material impact on our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

In 2014, we anticipate filing Form 3115 with the IRS to change our tax accounting method of how we record certain expenses on our tax returns. As we believe it is more-likely-than-not the change will be approved by the IRS, we will reflect this tax accounting method in preparing the 2014 tax provision and, accordingly, this change may increase our effective tax rate.

In 2013, income tax benefit (expense) was $14.1 million compared to $(0.6) million in 2012. The income tax benefit in 2013 was primarily attributable to the $15.6 million reversal of the valuation allowance, partially offset by increased taxable income compared to 2012.

In 2012, the income tax benefit (expense) was $(0.6) million compared to $3.1 million in 2011. This decrease in tax benefit was primarily attributable to income of SHI compared to losses in 2011, and the reduction of certain deferred tax assets in 2011 that were previously reserved.

Net (Income) Loss Attributable to Non-Controlling Interests

Joint ventures are consolidated when we have a controlling interest or, absent a controlling interest, when we can substantially influence its business. Net (income) loss attributable to non-controlling interests represents the share of (income) loss attributable to the parties having a non-controlling interest. The net (income) loss attributable to non-controlling interests in 2013 and 2012 was not material. In 2011, net (income) attributable to non-controlling interests was $(7.1) million and included income allocated to our non-controlling partner in the sale of Vistancia LLC’s interest in an unconsolidated joint venture.

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

For the years ended December 31, 2013, 2012 and 2011 home sales orders, net of cancellations, were as follows:

	Years Ended December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
Home sales orders, net:
Southern California	308	313	281	(2)%	11%
San Diego	249	262	169	(5)	55
Northern California	359	459	221	(22)	108
Mountain West	367	401	251	(8)	60
South West	536	552	411	(3)	34
East	9	36	32	(75)	13

Total consolidated	1,828	2,023	1,365	(10)	48
Unconsolidated joint ventures	240	199	119	21	67

Total home sales orders, net	2,068	2,222	1,484	(7)%	50%

For the years ended December 31, 2013, 2012 and 2011, cancellation rates were as follows:

	Years Ended December 31,
	2013	2012	2011
Cancellation rates:
Southern California	11%	12%	21%
San Diego	22	26	32
Northern California	14	10	18
Mountain West	16	14	18
South West	15	15	18
East	18	20	18

Total consolidated	15	15	21
Unconsolidated joint ventures	25	15	23

Total cancellation rates	17%	15%	21%

For the years ended December 31, 2013, 2012 and 2011, average active selling communities were as follows:

	Years Ended December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
Average number of active selling communities:
Southern California	6	8	12	(25)%	(33)%
San Diego	7	9	10	(22)	(10)
Northern California	13	14	15	(7)	(7)
Mountain West	15	14	13	7	8
South West	16	17	23	(6)	(26)
East	1	3	3	(67)	—

Total consolidated	58	65	76	(11)	(14)
Unconsolidated joint ventures	13	11	13	18	(15)

Total average number of active selling communities	71	76	89	(7)%	(15)%

In 2013, consolidated home sales order per consolidated active selling community were 31.5 compared to 31.1 in 2012. The increase was primarily attributable to the housing recovery which began in the second half of 2012 and continued in 2013. Demand was stronger in the first half of 2013 compared to the second half of 2013 as demand for new homes slowed in the second half of 2013 when mortgage rates spiked in the middle of 2013. In 2012, consolidated home sales order per consolidated active selling community were 31.1 compared to 18.0 in 2011.

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

At December 31, 2013, 2012 and 2011, sales order backlog was as follows:

	Homes			Sales Value			ASP
	December 31,			December 31,			December 31,
	2013	2012	2011	2013	2012	2011	2013	2012	2011
				(In thousands)			(In thousands)
Backlog:
Southern California	160	123	59	$139,059	$87,675	$26,714	$869	$713	$453
San Diego	100	107	39	50,223	47,580	18,837	502	445	483
Northern California	144	241	105	94,605	107,497	51,270	657	446	488
Mountain West	207	212	95	100,186	98,733	44,489	484	466	468
South West	238	212	152	82,565	67,519	41,309	347	318	272
East	0	16	11	0	4,192	2,111	0	262	192

Total consolidated	849	911	461	466,638	413,196	184,730	550	454	401
Unconsolidated joint ventures	122	84	34	45,805	25,724	11,933	375	306	351

Total backlog	971	995	495	$512,443	$438,920	$196,663	$528	$441	$397

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

At December 31, 2013, 2012 and 2011, total lots owned or controlled were as follows:

	December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
Lots owned or controlled by segment:
Southern California	1,890	1,989	1,241	(5)%	60%
San Diego	640	764	774	(16)	(1)
Northern California	3,731	3,182	3,927	17	(19)
Mountain West	9,841	10,074	9,910	(2)	2
South West	2,063	1,876	1,854	10	1
East	765	25	56	2,960	(55)

Total consolidated	18,930	17,910	17,762	6	1
Unconsolidated joint ventures	4,455	3,874	1,976	15	96

Total lots owned or controlled	23,385	21,784	19,738	7%	10%

Lots owned or controlled by ownership type:
Lots owned for homebuilding	6,277	6,448	6,564	(3)%	(2)%
Lots owned and held for sale	3,313	3,382	3,158	(2)	7
Lots optioned or subject to contract for homebuilding	6,306	5,046	5,006	25	1
Lots optioned or subject to contract that will be held for sale	3,034	3,034	3,034	—	—
Unconsolidated joint venture lots	4,455	3,874	1,976	15	96

Total lots owned or controlled	23,385	21,784	19,738	7%	10%

At December 31, 2013, 2012 and 2011, total homes under construction and completed homes were as follows:

	December 31,
	2013	2012	2011	% Change 2012-2013	% Change 2011-2012
Homes under construction:
Sold	611	630	225	(3)%	180%
Unsold	149	133	112	12	19

Total consolidated	760	763	337	0	126
Unconsolidated joint ventures	119	64	28	86	129

Total homes under construction	879	827	365	6%	127%

Completed homes:(a)
Sold(b)	49	41	51	20%	(20)%
Unsold	34	22	68	55	(68)

Total consolidated	83	63	119	32	(47)
Unconsolidated joint ventures	8	9	18	(11)	(50)

Total completed homes	91	72	137	26%	(47)%

(a)	Excludes model homes.
(b)	Sold but not closed.

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs have been primarily funded from cash on our balance sheet and our homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. In addition, the Company has, and will continue to utilize, land option contracts, public and private note offerings, land seller notes, joint venture structures (which typically obtain project level financing to reduce the amount of partner capital invested), assessment district bond financing, letters of credit and surety bonds, tax refunds and proceeds from related party note receivables as sources of liquidity. At December 31, 2013, we did not have a revolving credit facility to fund short-term cash liquidity needs, however, in February 2014, we entered into a $125.0 million secured revolving credit facility (see below). At December 31, 2013, cash and cash equivalents were $206.2 million, restricted cash was $1.2 million and total debt was $751.7 million, compared to cash and cash equivalents of $279.8 million, restricted cash of $13.0 million and total debt of $758.2 million at December 31, 2012. Restricted cash includes customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds.

In February 2014, we replaced our $75.0 million letter of credit facility with a $125.0 million secured revolving credit facility (the “Revolver”), which bears interest at LIBOR plus 2.75% and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At February 28, 2014, no amounts were outstanding under the Revolver.

We believe the Revolver, combined with the other sources available to us, such as our existing cash, cash equivalents and cash from operations, will be sufficient to provide for our cash requirements in the next twelve months. In evaluating this sufficiency, we considered the expected cash flow to be generated by homebuilding operations, our current cash position and other sources of liquidity available to us, compared to anticipated cash requirements for interest payments on the Secured Notes and Revolver, land purchase commitments and land development expenditures, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

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

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and IRS to exchange briefs, which were filed. On February 12, 2014, the Tax Court ruled in favor of the Company (the “Tax Court Decision”). Pursuant to the ruling, the Company is permitted to continue to report income and loss from the sale of homes in their planned developments using CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Company or the Partners. The Tax Court Decision is subject to appeal by the IRS to the U.S. Court of Appeals for the Ninth Circuit. The IRS must elect whether to appeal within 90 days after the Tax Court enters a decision document, which has not occurred.

If the Tax Court Decision is appealed and overturned, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $65 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $108 million to fund their related payments to the IRS and applicable state taxing authorities.

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

If necessary, SHLP and SHI expect to pay any CCM-related tax liability from existing cash, cash from operations and, to the extent SHLP is required by the Tax Distribution Agreement to pay amounts in excess of the Maximum CCM Payment, from cash equity contributions by JFSCI. However, cash from homebuilding operations may be insufficient to cover such payments. See “Item 1A: Risk Factors—The IRS has disallowed certain income recognition methodologies. If we are unsuccessful in appealing this decision, we could become subject to a substantial tax liability from previous years” and “Item 1A: Risk Factors—Under our Tax Distribution Agreement, we are required to make distributions to our equity holders from time to time based on their ownership in SHLP, which is a limited partnership and, under certain circumstances, those distributions may occur even if SHLP does not have taxable income.”

We are unable to extend our evaluation of the sufficiency of our liquidity beyond twelve months, and we cannot assure in the future our homebuilding operations will generate sufficient cash flow to enable us to grow our business, service our indebtedness, make payments toward land purchase commitments, or fund our joint ventures. For more information, see “Item 1A: Risk Factors—Our ability to generate sufficient cash or access other limited sources of liquidity to operate our business and service our debt depends on many factors, some of which are beyond our control” and “Item 1A: Risk Factors—We have a significant number of contingent liabilities, and if any are satisfied by us, could have a material adverse effect on our liquidity and results of operations.”

The Indenture governing the Secured Notes provides that we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the Indenture) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At December 31, 2013, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 2.44. The increase in the Consolidated Fixed Charge Coverage Ratio from 1.80 at December 31, 2012 was due to the increasing income of the Company.

The following tables present cash provided by (used in) operating, investing and financing activities:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash provided by (used in):
Operating activities	$(45,898)	$(6,191)	$38,878
Investing activities	(16,773)	16,424	104,977
Financing activities	(10,880)	1,157	(42,363)

Net increase (decrease) in cash	$(73,551)	$11,390	$101,492

Cash from Operating Activities

In 2013, cash provided by (used in) operating activities was $(45.9) million compared to $(6.2) million in 2012. This decrease was primarily due to increased land acquisitions, land development costs, construction costs and selling, general administration costs, partially offset by increased cash receipts from deliveries of homes and sales of land. Total land acquisitions and development costs for 2013 were $(341.3) million compared to $(215.9) million in 2012. The year-over-year increase in land acquisition and development costs was attributable to the improved housing market conditions that continued in 2013 and our desire to add to our land positions in anticipation of continued demand for new homes.

In 2012, cash provided by (used in) operating activities was $(6.2) million compared to $38.9 million in 2011. This decrease was primarily due to increased land acquisitions, land development and construction costs, partially offset by increased cash receipts from deliveries of homes and sales of land. Total land acquisitions and development costs for 2012 were $(215.9) million compared to $(107.4) million in 2011. The year-over-year increase in land acquisition and development costs was attributable to the improved housing market conditions that emerged in 2012 and our desire to add to our land positions in anticipation of continued demand for new homes.

Cash from Investing Activities

In 2013, cash provided by (used in) investing activities was $(16.8) million compared to $16.4 million in 2012.This decrease was primarily attributable to $(21.3) million of net contributions to unconsolidated joint ventures in 2013, of which $(11.5) million related to two unconsolidated joint ventures formed in 2013, compared to $(11.6) million contributed in 2012. In addition, we received $3.2 million of proceeds from the maturity and sales of available-for-sale investments in 2013 compared to $26.5 million in 2012.

In 2012, cash provided by (used in) investing activities was $16.4 million compared to $105.0 million in 2011. In 2012, we received $26.5 million of proceeds from the sale of marketable securities and collected $2.0 million on promissory notes receivables from related parties, offset by $(11.6) million of net contributions to unconsolidated joint ventures. In 2011, we collected $107.7 million on promissory notes from related parties (see below), primarily from JFSCI as a condition of the issuance of the Secured Notes; $1.7 million from the sale of investments; $14.0 million, through our consolidated joint venture, Vistancia, LLC, from the sale of our 10% interest in an unconsolidated joint venture; and $14.4 million from the sale of property and equipment to a related party, of which $1.5 million was recorded as an equity contribution from the owners of SHLP. These cash proceeds in 2011 were partially offset by the purchase of $(20.2) million of marketable securities and $(9.3) million of net contributions to unconsolidated joint ventures.

Cash from Financing Activities

In 2013, cash provided by (used in) financing activities was $(10.9) million compared to $1.2 million in 2012. This decrease was primarily attributable to higher principal payments to financial institutions and others.

In 2012, cash provided by (used in) financing activities was $1.2 million compared to $(42.4) million in 2011. In October 2012, we sold land in Colorado to a related party for $4.6 million. As the related party is under common control, the $2.4 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution. We also received $1.4 million in net contributions from non-controlling interests, which were offset by $(2.4) million in payments on notes payable. In 2011, cash used in financing activities was primarily related to a $(20.0) million principal payment and the $(779.6) million payoff of the Secured Facilities in May 2011, which was primarily funded by the issuance of the $750.0 million of Secured Notes. In addition, there was a $2.0 million equity contribution from the owners of SHLP, which represented (1) the consideration received in excess of net book value from the sale of fixed assets and land to a related party under common control and (2) $0.5 million for the sale of land to a related party under common control.

Notes Payable

At December 31, 2013, 2012 and 2011, notes payable were as follows:

	December 31,
	2013	2012	2011
	(In thousands)
Notes payable:
$750.0 million 8.625% senior secured notes due May 2019	$750,000	$750,000	$750,000
Other secured promissory notes	1,708	8,209	2,056

Total notes payable	$751,708	$758,209	$752,056

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

The Secured Notes bear interest at 8.625%, paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At December 31, 2013 and 2012, accrued interest was $8.1 million and $8.1 million, respectively.

The Indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with our affiliates. At December 31, 2013 and 2012, we were in compliance with these covenants.

The Indenture governing the Secured Notes provides that we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for the prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the indenture governing the Secured Notes) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At December 31, 2013, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 2.44.

In addition, our ability to make joint venture and other restricted payments and investments is governed by the Indenture. We are permitted to make otherwise restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available as long as our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. At December 31, 2013, the aggregate amount of the restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture), generated from and including October 1, 2013, plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company from and including October 1, 2013, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have a number of joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. During the second quarter of 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At December 31, 2013, we made aggregate capital contributions of $15.1 million to this joint venture. We project our peak investment of $45.0 million in this joint venture will occur in the fourth quarter of 2014 and, shortly thereafter, will be returned to us. In addition, we anticipate making additional investments in this joint venture in 2015 at amounts below the $45.0 million commitment, and expect such additional investments will be returned to us by the end of 2015. We anticipate making additional investments in other joint ventures which are not expected to be material.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, and purchase obligations for water system connection rights.

At December 31, 2013, future estimated payments under existing contractual obligations, including estimated future cash payments, are as follows:

	Payments due by period
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Contractual obligations:
Long-term debt principal payments	$751,708	$1,708	$0	$0	$750,000
Long-term debt interest payments	355,782	64,688	129,375	129,375	32,344
Operating leases	11,026	2,661	3,445	1,919	3,001
Purchase obligations(1)	452,834	199,223	131,199	73,500	48,912

Total contractual obligations	$1,571,350	$268,280	$264,019	$204,794	$834,257

(1)	Comprised of $422.3 million of land purchase and option contracts, and $30.5 million of water system connection rights purchase obligations.

We expect to fund contractual obligations in the ordinary course of business with existing cash resources, cash flows generated from operations, a $125.0 million secured revolving credit facility obtained in February 2014, and issuance of new debt as market conditions permit.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts to acquire large tracts of land in smaller parcels to better manage financial and market risk of holding land and to reduce use of funds. Option contracts generally require a non-refundable deposit after a diligence period for the right to acquire lots over a specified period of time at a predetermined price. However, in certain circumstances, the purchase price may not, in whole or in part, be determinable and payable until the homes or lots are closed. In such instances, an estimated purchase price for the unknown portion is not included in the total remaining purchase price. At December 31, 2013, we had owned or controlled 7,206 lots in Colorado for which the entire purchase price is determined at the time the underlying lots close with a home buyer or other purchaser of the lot. At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letters of credit with no further financial responsibility to the land seller. However, purchase contracts can contain additional development obligations that must be completed even if a contract is terminated.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At December 31, 2013, we had $21.0 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $422.3 million, compared to $5.3 million and $200.2 million, respectively, at December 31, 2012.

Water System Connection Rights

At a homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at December 31, 2013, was $30.5 million. This amount is less than the estimated market value of the water system connection rights. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon the sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

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

In December 2012, an unconsolidated joint venture, RRWS, LLC (“RRWS”), was formed and is owned 50% by the Company and 50% by a third-party real estate developer (“the RRWS Partner”). Through two wholly-owned subsidiaries, RRWS owns land in two master planned communities in the central coast of California. One subsidiary develops lots and constructs and sells single family attached and detached homes. This subsidiary is also under contract to acquire residential lots from an entity controlled by the RRWS Partner. The other subsidiary owns commercial and residential land in which the residential land is intended to be sold to the Company for construction and sales of active lifestyle targeted homes.

Several acquisition, development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross-defaulted with the other loan. The Company and RRWS Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. In addition, the Company and RRWS Partner executed loan-to-value maintenance agreements for each loan on a joint and several basis. The Company has a maximum aggregate liability under the re-margin arrangements of the lesser of 50% of the outstanding balance or $35.0 million in total. Obligations of the Company and RRWS Partner under the re-margin arrangements are limited during the first two years of the loans. In addition to re-margin arrangements, the RRWS Partner, and several of its principals, executed repayment guarantees with no limit on their liability. At December 31, 2013, outstanding bank notes payable were $47.7 million, of which the Company has a maximum remargin obligation of $23.8 million. The Company also has an indemnification agreement, under which the Company could potentially recover a portion of any remargin payments made by the Company. However, the Company cannot provide assurance it could collect under this indemnity agreement.

In November 2012, an unconsolidated joint venture, Polo Estates Ventures, LLC (“Polo”), was formed and is owned 50% by the Company and 50% by a third-party investor (“Polo Partner”). Polo entered into acquisition, development and construction loans in July 2013 with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loans. The Company and Polo Partner each issued loan-to-value maintenance arrangements for each loan on a joint and several basis. At December 31, 2013, outstanding bank notes payable were $4.8 million and total maximum borrowings permitted on these loans were $21.6 million. The Company also has reimbursement rights under which the Company could potentially recover a portion of any remargin payments made by the Company. However, the Company cannot provide assurance it could collect such reimbursements.

In May 2013, the Company entered into an unconsolidated joint venture, RMV PA2 Development, LLC (“RMV”), to develop and sell land located in Southern California to the joint venture members and other parties. The Company has a preferred interest that earns a stated 10% preferred rate, with the potential to earn additional earnings based on the cash flows of RMV up to a maximum of a 15% internal rate of return. The Company committed to contribute up to $45.0 million of capital. At December 31, 2013, the Company made aggregate capital contributions of $15.1 million to RMV.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefited the non-controlling member and we recorded an obligation for the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. In May 2012, for a nominal amount, SHLP purchased this member’s entire 16.7% interest; however, the distribution payable remained. At December 31, 2013, the distribution payable was $2.5 million.

At December 31, 2013 and 2012, total unconsolidated joint ventures’ notes payable consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$52,515	$45,610
Non-Guaranteed	10,073	22,894

Total bank and seller notes payable (a)	62,588	68,504

Partner notes payable (b):
Unsecured	16,001	5,296

Total unconsolidated joint venture notes payable	$78,589	$73,800

Other unconsolidated joint venture notes payable (c)	$55,441	$57,839

(a)	All bank and seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payables. In January 2014, a $3.2 million partner note from one joint venture was paid off.
(c)	Through indirect effective ownership in two joint ventures of 12.3% and 0.0003%, respectively, that had bank notes payable secured by real property in which we have not provided any guaranty.

At December 31, 2013 and 2012, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees.

For RRWS, we have a remargin obligation that is limited to the lesser of 50% of the outstanding balances or $35.0 million in total for the joint venture loans, which outstanding loan balances at December 31, 2013 and 2012 were $47.7 million and $45.6 million, respectively. Consequently, our maximum remargin obligation at December 31, 2013 and 2012 was $23.8 million and $22.8 million, respectively. We also have an indemnification agreement where we could potentially recover a portion of any remargin payments made by the Company. However, we cannot provide assurance we could collect under this indemnity agreement.

For Polo, in 2013, we issued a joint and several remargin guarantee on loan obligations, which in total at December 31, 2013 were $4.8 million. At December 31, 2013, the total maximum borrowings permitted on these loans were $21.6 million. We also have reimbursement rights where we could potentially recover a portion of any remargin payments made by the Company. However, we cannot provide assurance we could collect such reimbursements.

No liabilities were recorded for these guarantees at December 31, 2013 and 2012 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment would be required.

We may be required to use our funds for obligations of these joint ventures, such as:

•	loans (including to replace expiring loans, to satisfy loan re-margin and land development and construction completion obligations or to satisfy environmental indemnity obligations);

•	development and construction costs;

•	indemnity obligations to surety providers;

•	land purchase obligations; and

•	dissolutions (including satisfaction of joint venture indebtedness through repayment or the assumption of such indebtedness, payments to partners in connection with the dissolution, or payment of the remaining costs to complete, including warranty and legal obligations).

Guarantees, Surety Obligations and Other Contingencies

At December 31, 2013 and 2012, maximum unrecorded loan remargin or other guarantees, surety obligations and certain other contingencies were as follows:

	December 31,
	2013	2012
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations for unconsolidated joint venture loans	28,684	22,805
Outstanding letters of credit	0	4,216
Costs to complete on surety bonds for Company projects	77,276	85,490
Costs to complete on surety bonds for joint venture projects	22,845	30,804
Costs to complete on surety bonds for related party projects	1,614	2,311

Total unrecorded contingent liabilities and commitments	$200,419	$215,626

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At December 31, 2013, there were no letters of credit outstanding. At December 31, 2012, outstanding letters of credit issued under the letter of credit facility were $4.2 million. This facility was terminated in February 2014 upon the execution of the Company’s new $125.0 million revolving credit facility, under which up to $62.5 million of letters of credit may be issued.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At December 31, 2013, there were $77.3 million of costs to complete in connection with $169.7 million of surety bonds issued. At December 31, 2012, there were $85.5 million of costs to complete in connection with $186.0 million of surety bonds issued.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At December 31, 2013, there were $22.8 million of costs to complete in connection with $63.7 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects. At December 31, 2012, there were $30.8 million of costs to complete in connection with $71.6 million of surety bonds issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $6.1 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the closing of new homes in the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At December 31, 2013 and 2012, in connection with credit support arrangements, there was $8.6 million and $4.9 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, recorded these in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on landowners and/or homeowners. At December 31, 2013 and 2012, in connection with certain funding arrangements, there was $13.1 million and $16.3 million, respectively, reimbursable to us from certain agencies, including $11.9 million and $11.9 million, respectively, from a metro-district in Colorado and, accordingly, recorded these in inventory as a recoverable project cost.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, the Company effectively remains a 10% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At December 31, 2013 and 2012, the Company exceeded the minimum tangible net worth requirement.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those that impact our most critical accounting policies. We base our estimates and judgments on historical experience and various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe accounting policies related to the following accounts or activities are those most critical to the portrayal of our consolidated financial condition and results of operations and require the most significant judgments and estimates.

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

When estimating undiscounted cash flows of a community, various assumptions are made, including: (i) the number of homes available and the expected prices and incentives offered by us or builders in other communities, and future price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs to date and expected to be incurred, including, but not limited to, land and land development, home construction, interest, indirect construction and overhead, and selling and marketing costs; (iv) alternative product offerings that could impact sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales rates have a direct impact on the estimated price of a home, the level of time sensitive costs (such as indirect construction, overhead and interest), and selling and marketing costs (such as model maintenance and advertising). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flows. For example, if our objective is to preserve operating margins, our cash flows will be different than if the objective is to increase sales. These objectives may vary significantly by community over time.

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

Completed operations claims reserves primarily represent claims for property damage to completed homes and projects outside of our one- to two-year warranty period. Specific terms and conditions of completed operations warranties vary depending on the market in which homes are closed and can range up to 12 years from the closing of a home.

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

In accordance with our underlying completed operations insurance policies, completed operations claims costs are recoverable from our subcontractors or insurance carriers. Completed operations claims through July 31, 2009 are insured or reinsured with third-party insurance carriers and completed operations claims commencing August 1, 2009 are insured with third-party and affiliate insurance carriers.

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

Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on our determination of whether it is more likely than not some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on generation of future taxable income during periods in which those temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses over recent years, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards before they expire, and tax planning alternatives. Judgment is required in determining future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments at or during the year ended December 31, 2013. We have not entered into and currently do not hold derivatives for trading or speculative purposes. As we do not have an obligation to prepay fixed-rate debt prior to maturity, and we do not currently have a significant amount of variable-rate debt, interest rate risk and changes in fair market value should not have a significant impact on such debt until we refinance.

On May 10, 2011, the existing Secured Facilities were paid off from the proceeds of the $750.0 million of Secured Notes that bear interest at a fixed rate of 8.625%. No principal payments on the Secured Notes are due until maturity on May 15, 2019. At December 31, 2013, there was no other material indebtedness outstanding.

In February 2014, we replaced our $75.0 million letter of credit facility with a $125.0 million secured revolving credit facility (the “Revolver”) which bears interest at LIBOR plus 2.75% and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors, Shareholders and Partners

Shea Homes Limited Partnership

We have audited the accompanying consolidated balance sheets of Shea Homes Limited Partnership (the Company), a California limited partnership, as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shea Homes Limited Partnership at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with U. S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Los Angeles, California
March 17, 2014

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Balance Sheets

(In thousands)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$206,205	$279,756
Restricted cash	1,189	13,031
Accounts and other receivables, net	147,499	141,289
Receivables from related parties, net	32,350	34,028
Inventory	1,013,272	837,653
Investments in unconsolidated joint ventures	47,748	28,653
Other assets, net	57,070	39,127

Total assets	$1,505,333	$1,373,537

Liabilities and equity
Liabilities:
Notes payable	$751,708	$758,209
Payables to related parties	21	125
Accounts payable	62,346	62,738
Other liabilities	245,801	233,218

Total liabilities	1,059,876	1,054,290
Equity:
SHLP equity:
Owners’ equity	440,268	314,321
Accumulated other comprehensive income	4,788	4,517

Total SHLP equity	445,056	318,838
Non-controlling interests	401	409

Total equity	445,457	319,247

Total liabilities and equity	$1,505,333	$1,373,537

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Operations

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Revenues	$930,610	$680,147	$587,770
Cost of sales	(709,412)	(538,434)	(515,578)

Gross margin	221,198	141,713	72,192
Selling expenses	(54,338)	(45,788)	(45,251)
General and administrative expenses	(50,080)	(43,747)	(37,374)
Equity in income (loss) from unconsolidated joint ventures	(1,104)	378	(5,134)
Loss on debt extinguishment	0	0	(88,384)
Gain (loss) on reinsurance transaction	2,011	(12,013)	3,072
Interest expense	(5,071)	(19,862)	(16,806)
Other income (expense), net	(778)	9,119	7,374

Income (loss) before income taxes	111,838	29,800	(110,311)
Income tax benefit (expense)	14,101	(616)	3,069

Net income (loss)	125,939	29,184	(107,242)
Less: Net (income) loss attributable to non-controlling interests	8	(146)	(7,143)

Net income (loss) attributable to SHLP	$125,947	$29,038	$(114,385)

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$125,939	$29,184	$(107,242)
Other comprehensive income (loss), before tax
Unrealized investment holding gains (losses) during the year	552	1,569	1,927
Less: Reclassification adjustments for investment (gains) losses included in net income (loss)	(39)	(3,976)	(344)

Comprehensive income (loss), before tax	126,452	26,777	(105,659)
Income tax benefit (expense)	(242)	532	(554)

Comprehensive income (loss), net of tax	126,210	27,309	(106,213)
Less: Comprehensive (income) loss attributable to non-controlling interests	8	(146)	(7,143)

Comprehensive income (loss) attributable to SHLP	$126,218	$27,163	$(113,356)

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership							Non- controlling Interests	Total Equity
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total SHLP Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2010	71,830	194,240	121,892	18,901	406,863	5,363	412,226	20,087	432,313
Comprehensive income (loss):
Net income (loss)	(73,438)	(20,685)	(937)	(19,325)	(114,385)	0	(114,385)	7,143	(107,242)
Change in unrealized gains on investments, net	0	0	0	0	0	1,029	1,029	0	1,029

Total comprehensive income (loss)							(113,356)	7,143	(106,213)
Contributions from owners and non-controlling interests (a)	1,609	0	0	424	2,033	0	2,033	4,008	6,041
Distributions to non-controlling interests	0	0	0	0	0	0	0	(4,138)	(4,138)

Balance, December 31, 2011	1	173,555	120,955	0	294,511	6,392	300,903	27,100	328,003
Comprehensive income (loss):
Net income (loss)	0	0	29,038	0	29,038	0	29,038	146	29,184
Change in unrealized gains on investments, net	0	0	0	0	0	(1,875)	(1,875)	0	(1,875)

Total comprehensive income (loss)							27,163	146	27,309
Redemption of Company’s interest in consolidated joint venture (see Note 12)	0	0	(11,580)	0	(11,580)	0	(11,580)	(28,239)	(39,819)
Contributions from owners and non-controlling interests (a)	1,862	0	0	490	2,352	0	2,352	1,746	4,098
Distributions to non-controlling interests	0	0	0	0	0	0	0	(344)	(344)

Balance, December 31, 2012	$1,863	$173,555	$138,413	$490	$314,321	$4,517	$318,838	$409	$319,247
Comprehensive income (loss):
Net income (loss)	34,133	43,379	39,453	8,982	125,947	0	125,947	(8)	125,939
Change in unrealized gains on investments, net	0	0	0	0	0	271	271	0	271

Total comprehensive income (loss)							126,218	(8)	126,210

Balance, December 31, 2013	$35,996	$216,934	$177,866	$9,472	$440,268	$4,788	$445,056	$401	$445,457

(a)	For the year ended December 31, 2012 and 2011, the Company sold property to related parties under common control and, in accordance with GAAP, $2.4 million and $2.0 million, respectively, of consideration received in excess of net book value was recorded as an equity contribution from its owners.

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities
Net income (loss)	$125,939	$29,184	$(107,242)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in (income) loss from joint ventures	1,104	(378)	2,050
Loss on debt extinguishment	0	0	88,384
(Gain) loss on reinsurance transaction	(2,011)	12,013	(3,072)
Gain on sale of investment in unconsolidated joint venture	0	0	(5,230)
Net gain on sale of available-for-sale investments	(15)	(8,806)	(565)
Reversal of deferred tax asset valuation allowance	(15,630)	0	0
Depreciation and amortization expense	10,608	8,638	11,296
Impairment of inventory	0	0	30,600
Impairment of investments in unconsolidated joint ventures	0	0	2,375
Net interest capitalized on investments in unconsolidated joint ventures	(2,278)	(849)	(667)
Distributions of earnings from joint ventures	7,100	1,400	650
Changes in operating assets and liabilities:
Restricted cash	11,842	687	(1,271)
Receivables and other assets	(11,192)	(17,670)	(6,913)
Inventory	(185,596)	(68,733)	31,521
Payables and other liabilities	14,231	38,323	(3,038)

Net cash provided by (used in) operating activities	(45,898)	(6,191)	38,878
Investing activities
Purchase of available-for-sale investments	0	0	(20,205)
Proceeds from sale of available-for-sale investments	3,165	26,547	1,724
Proceeds from sale of investments in unconsolidated joint venture	0	0	14,000
Net decrease in promissory notes from related parties	3,335	1,987	107,680
Investments in unconsolidated joint ventures	(25,376)	(11,967)	(17,281)
Distributions of capital from unconsolidated joint ventures	4,072	321	8,012
Purchase of property and equipment	(1,979)	(464)	(1,846)
Proceeds from sale of property and equipment	10	0	12,893

Net cash provided by (used in) investing activities	(16,773)	16,424	104,977
Financing activities
Repayments on revolving lines of credit	0	0	(80,448)
Issuance of new secured notes	0	0	750,000
Principal payments to financial institutions and others	(10,880)	(2,429)	(721,953)
Accrued interest on notes payable	0	0	1,839
Amortization of notes payable discount	0	0	5,527
Contributions from non-controlling interests	0	1,746	4,008
Distributions to non-controlling interests	0	(344)	(3,369)
Contributions from owners	0	2,352	2,033
Other financing activities	0	(168)	0

Net cash provided by (used in) financing activities	(10,880)	1,157	(42,363)

Net increase (decrease) in cash and cash equivalents	(73,551)	11,390	101,492
Cash and cash equivalents at beginning of year	279,756	268,366	166,874

Cash and cash equivalents at end of year	$206,205	$279,756	$268,366

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2013

1. Organization

Shea Homes Limited Partnership, a California limited partnership (“SHLP”), was formed January 4, 1989, pursuant to an agreement of partnership (the “Agreement”), as most recently amended August 6, 2013, by and between J.F. Shea, GP, a Delaware general partnership, as general partner, and the Company’s limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), under the common control of Shea family members (collectively, the “Partners”). J.F. Shea, GP is 96% owned by JFSCI.

Nature of Operations

Our principal business purpose is homebuilding, which includes acquiring and developing land and constructing and selling residential homes thereon. To a lesser degree, we develop lots and sell them to other homebuilders. Our principal markets are California, Arizona, Colorado, Washington, Nevada, Florida, Virginia and Houston, Texas.

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

Use of Estimates

Preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the Company to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Estimates relate primarily to valuation of certain real estate and reserves for self-insured risks. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications were made in the 2012 consolidated financial statements to conform to classifications in 2013. At December 31, 2012, investments of $12.1 million and property and equipment of $2.2 million were reclassified to other assets in the consolidated balance sheet.

Cash and Cash Equivalents

All highly liquid investments (original maturities of 90 days or less) are considered to be cash equivalents.

Concentration of Credit Risk

Financial instruments representing concentrations of credit risk are primarily cash, cash equivalents, investments and insurance receivables.

Cash in banks exceeded the federally insured limits; cash equivalents comprised primarily of money market securities and securities backed by the U.S. government; and insurance receivables were with highly rated insurers and/or collateralized. We have incurred no losses on deposits of cash and cash equivalents and believe our depository institutions are financially sound and present minimal credit risk.

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

When estimating undiscounted cash flows of a community, various assumptions are made, including: (i) the number of homes available and the expected prices and incentives offered by us or builders in other communities, and future price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs to date and expected to be incurred, including, but not limited to, land and land development, home construction, interest, indirect construction and overhead, and selling and marketing costs; (iv) alternative product offerings that could impact sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales rates have a direct impact on the estimated price of a home, the level of time sensitive costs (such as indirect construction, overhead and interest), and selling and marketing costs (such as model maintenance and advertising). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flows. For example, if our objective is to preserve operating margins, our cash flows will be different than if the objective is to increase sales. These objectives may vary significantly by community over time.

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

Completed operations claims reserves primarily represent claims for property damage to completed homes and projects outside of our one- to two-year warranty period. Specific terms and conditions of completed operations warranties vary depending on the market in which homes are closed and can range up to 12 years from the closing of a home.

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

In accordance with our underlying completed operations insurance policies, completed operations claims costs are recoverable from our subcontractors or insurance carriers. Completed operations claims through July 31, 2009 are insured or reinsured with third-party insurance carriers and completed operations claims commencing August 1, 2009 are insured with third-party and affiliate insurance carriers.

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

Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on our determination of whether it is more likely than not some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on generation of future taxable income during periods in which those temporary differences become deductible. The assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to the realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses over recent years, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards before they expire, and tax planning alternatives. Judgment is required in determining future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

We follow certain accounting guidance with respect to how uncertain tax positions should be accounted for and disclosed in the consolidated financial statements. The guidance requires the assessment of tax positions taken or expected to be taken in the tax returns and to determine whether the tax positions are “more-likely-than-not” of being sustained upon examination by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not criteria would be recorded as a tax benefit or expense in the current year. We are required to assess open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain states. Open tax years are those that are open for examination by taxing authorities. We have examinations in progress but believe there are no uncertain tax positions that do not meet the more-likely-than-not level of authority (see Note 13).

Advertising Costs

We expense advertising costs as incurred. For the years ended December 31, 2013, 2012 and 2011, we incurred and expensed advertising costs of $7.4 million, $6.6 million and $6.2 million, respectively.

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

3. Restricted Cash

At December 31, 2013, restricted cash included customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds. In addition, at December 31, 2012, $10.0 million of restricted cash included cash used as collateral for potential obligations paid by the Company’s bank. In January 2013, this $10.0 million of restricted cash was released to the Company. At December 31, 2013 and December 31, 2012, restricted cash was $1.2 million and $13.0 million, respectively.

4. Fair Value Disclosures

At December 31, 2013 and 2012, as required by ASC 825, the following presents net book values and estimated fair values of notes payable:

	December 31, 2013		December 31, 2012
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 8.625% senior secured notes due May 2019	$750,000	$830,625	$750,000	$828,750
Secured promissory notes	$1,708	$1,708	$8,209	$8,209

The $750.0 million 8.625% senior secured notes due May 2019 (the “Secured Notes”) are level 2 financial instruments in which fair value was based on quoted market prices in an inactive market at the end of the year.

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

5. Accounts and Other Receivables, Net

At December 31, 2013 and 2012, accounts and other receivables, net were as follows:

	December 31,
	2013	2012
	(In thousands)
Insurance receivables	$138,610	$131,519
Escrow receivables	586	576
Notes receivables	3,155	3,662
Development receivables	3,093	3,325
Other receivables	4,031	4,147
Reserve	(1,976)	(1,940)

Total accounts and other receivables, net	$147,499	$141,289

Insurance receivables are from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on closed homes (see Note 11). Closed homes for policy years August 1, 2001 to July 31, 2009 are insured or reinsured with third-party insurance carriers, and closed homes for policy years commencing August 1, 2009 are insured with third-party and affiliate insurance carriers. At December 31, 2013 and 2012, insurance receivables from affiliate insurance carriers were $44.0 million and $30.2 million, respectively.

We reserve for uncollectible receivables that are specifically identified.

6. Inventory

At December 31, 2013 and 2012, inventory was as follows:

	December 31,
	2013	2012
	(In thousands)
Model homes	$87,728	$69,210
Completed homes for sale	20,285	14,015
Homes under construction	257,662	189,929
Lots available for construction	342,622	249,463
Land under development	122,257	175,922
Land held for future development	70,618	60,466
Land held for sale, including water system connection rights	79,102	71,381
Land deposits and preacquisition costs	32,998	7,267

Total inventory	$1,013,272	$837,653

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

Impairment

Inventory, including the captions above, are stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventories are adjusted to fair value or fair value less costs to sell (see Note 2).

For the years ended December 31, 2013, 2012 and 2011, inventory impairment charges were as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Inventory impairment charge	$0	$0	$30,600

Remaining carrying value of inventory impaired at end of year	$0	$0	$27,427

Projects impaired	0	0	10

Projects evaluated for impairment (a)	126	132	131

(a)	Large land parcels not subdivided into communities are counted as one project. Once parcels are subdivided, the project count will increase accordingly.

Write-off of Deposits and Preacquisition Costs

Land deposits and preacquisition costs for potential acquisitions and land option contracts are included in inventory. When a potential acquisition or land option contract is abandoned, related deposits and preacquisition costs are written off to other income (expense), net. For the years ended December 31, 2013, 2012 and 2011, write-offs of deposits and preacquisition costs were $1.4 million, $2.0 million and $0.2 million, respectively.

Interest Capitalization

Interest is capitalized to inventory and investments in unconsolidated joint ventures during development and other qualifying activities. Interest capitalized as a cost of inventory is included in cost of sales as related units close. Interest capitalized to investments in unconsolidated joint ventures is included in equity in income (loss) from unconsolidated joint ventures when related units in the joint ventures close.

For the years ended December 31, 2013, 2012 and 2011, interest incurred, capitalized and expensed was as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Interest incurred	$67,048	$66,857	$69,961

Interest expensed (a)	$5,071	$19,862	$16,806

Interest capitalized as a cost of inventory during the year	$59,699	$46,146	$51,840

Interest previously capitalized as a cost of inventory, included in cost of sales	$(60,448)	$(54,733)	$(45,944)

Interest previously capitalized as a cost of inventory, transferred to property and equipment and from investments in joint ventures, net	$0	$0	$(411)

Interest capitalized in ending inventory (b)	$102,100	$102,849	$111,436

Interest capitalized as a cost of investments in joint ventures during the year	$2,278	$849	$1,315

Interest previously capitalized as a cost of investments in joint ventures, included in equity in income (loss) from joint ventures	$(1,189)	$(849)	$(1,619)

Interest previously capitalized as a cost of investments in joint ventures, transferred to inventory	$0	$0	$(642)

Interest capitalized in ending investments in joint ventures	$1,089	$0	$0

(a)	For the eight months ended August 31, 2013 and for the years ended December 31, 2012 and 2011, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed. For the period from September 2013 to December 2013, qualifying assets exceeded debt; therefore, no interest was expensed.
(b)	Inventory impairment charges were recorded against total inventory of the respective community. Capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

Model Homes Costs

Certain costs of model homes are capitalized and subsequently amortized as selling expense when the related units in the respective communities close. For the years ended December 31, 2013, 2012 and 2011, amortized model homes costs were $10.3 million, $8.2 million and $9.9 million, respectively.

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

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to the respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, the joint ventures. At December 31, 2013 and 2012, Deficit Distributions were $0.4 million and $0.7 million, respectively.

For the year ended December 31, 2011, impairment charges on investments in joint ventures were $2.4 million and included in equity in income (loss) from joint ventures.

At December 31, 2013 and 2012, and for the years ended December 31, 2013, 2012 and 2011, condensed financial information for our unconsolidated joint ventures was as follows:

Condensed Balance Sheet Information

	December 31,
	2013	2012
	(In thousands)
Assets
Real estate inventory	$267,460	$121,446
Other assets	130,840	52,143

Total assets	$398,300	$173,589

Liabilities and equity
Notes payable	$78,589	$76,957
Other liabilities	99,395	16,435

Total liabilities	177,984	93,392
Equity:
The Company (a)	47,397	27,937
Others	172,919	52,260

Total equity	220,316	80,197

Total liabilities and equity	$398,300	$173,589

Condensed Income Statement Information

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues	$90,743	$46,586	$41,530
Expenses	(85,594)	(48,079)	(58,189)

Net income (loss)	5,149	(1,493)	(16,659)

The Company’s share of net income (loss)	$(1,104)	$378	$(5,134)

(a)	At December 31, 2013 and 2012, includes Deficit Distributions of $0.4 million and $0.7 million, respectively.

At December 31, 2013 and 2012, total unconsolidated joint ventures’ notes payable consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$52,515	$45,610
Non-Guaranteed	10,073	22,894

Total bank and seller notes payable (a)	62,588	68,504

Partner notes payable (b):
Unsecured	16,001	8,453

Total unconsolidated joint venture notes payable	$78,589	$76,957

Other unconsolidated joint venture notes payable(c)	$55,441	$57,839

(a)	All bank and seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payables. In January 2014, a $3.2 million partner note from one joint venture was paid off.
(c)	Through indirect effective ownership in two joint ventures of 12.3% and 0.0003%, respectively, that had bank notes payable secured by real property in which we have not provided any guaranty.

At December 31, 2013 and 2012, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees.

For a joint venture, RRWS, LLC (“RRWS”), we have a remargin obligation that is limited to the lesser of 50% of the outstanding balances or $35.0 million in total for the joint venture loans, which outstanding loan balances at December 31, 2013 and 2012 were $47.7 million and $45.6 million, respectively. Consequently, our maximum remargin obligation at December 31, 2013 and 2012 was $23.8 million and $22.8 million, respectively. We also have an indemnification agreement where we could potentially recover a portion of any remargin payments made by the Company. However, we cannot provide assurance we could collect under this indemnity agreement.

For a second joint venture, Polo Estates Ventures, LLC (“Polo”), in 2013 we issued a joint and several remargin guarantee on loan obligations, which in total at December 31, 2013 were $4.8 million. At December 31, 2013, the total maximum borrowings permitted on these loans were $21.6 million. We also have reimbursement rights where we could potentially recover a portion of any remargin payments made by the Company. However, we cannot provide assurance we could collect such reimbursements.

No liabilities were recorded for these guarantees at December 31, 2013 and 2012 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment would be required.

Our ability to make joint venture and other restricted payments and investments is governed by the Indenture governing the Secured Notes (the “Indenture”). We are permitted to make otherwise restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available as long as our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. The aggregate amount of restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture) generated from and including October 1, 2013 plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company from and including October 1, 2013, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. During the second quarter of 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At December 31, 2013, we made aggregate capital contributions of $15.1 million to this joint venture.

8. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in the financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. All VIEs with which we were involved at December 31, 2013 and 2012 were evaluated to determine the primary beneficiary.

Joint Ventures

We enter into joint ventures for homebuilding and land development activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the venture. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At December 31, 2013 and 2012, these joint ventures were not consolidated in our consolidated financial statements since they were not VIEs, or if they were VIEs, we were not the primary beneficiary.

At December 31, 2013 and 2012, we had a variable interest in an unconsolidated joint venture determined to be a VIE. The joint venture, RRWS, was formed in December 2012 and is owned 50% by the Company and 50% by a third-party real estate developer (the “RRWS Partner”). Several acquisition, development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loan. The Company and RRWS Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. In addition, the Company and RRWS Partner executed loan-to-value maintenance agreements for each loan on a joint and several basis. The Company has a maximum aggregate liability under the re-margin arrangements of the lesser of 50% of the outstanding balances or $35.0 million in total. Obligations of the Company and RRWS Partner under the re-margin arrangements are limited during the first two years of the loans. In addition to re-margin arrangements, the RRWS Partner, and several of its principals, executed repayment guarantees with no limit on their liability. At December 31, 2013 and 2012, outstanding bank notes payable were $47.7 million and $45.6 million, respectively, of which the Company has a maximum remargin obligation of $23.8 million and $22.8 million, respectively. The Company also has an indemnification agreement, under which the Company could potentially recover a portion of any remargin payments made by the Company. However, the Company cannot provide assurance it could collect under this indemnity agreement.

At December 31, 2013 and 2012, we had a variable interest in a second unconsolidated joint venture determined to be a VIE. The joint venture, Polo, was formed in November 2012 and is owned 50% by the Company and 50% by a third-party investor (“Polo Partner”). Polo entered into acquisition, development and construction loans in July 2013 with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loans. The Company and Polo Partner each issued loan-to-value maintenance arrangements for each loan on a joint and several basis. At December 31, 2013, outstanding bank notes payable were $4.8 million and total maximum borrowings permitted on these loans were $21.6 million. The Company also has reimbursement rights where the Company could potentially recover a portion of any remargin payments made by the Company. However, the Company cannot provide assurance it could collect such reimbursements.

In accordance with ASC 810, we determined we were not the primary beneficiaries of RRWS and Polo because we did not have the power to direct activities that most significantly impact the economic performance of RRWS and Polo, such as determining or limiting the scope or purpose of the respective entity, selling or transferring property owned or controlled by the respective entity, and arranging financing for the respective entity.

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

In accordance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At December 31, 2013 and 2012, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At December 31, 2013, we had $1.5 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having a $72.7 million remaining purchase price. We also had $19.5 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $349.6 million remaining purchase price.

Our loss exposure on land option contracts consists of non-refundable deposits, which were $6.9 million and $5.0 million at December 31, 2013 and 2012, respectively, and capitalized preacquisition costs of $12.0 million and $2.0 million, respectively, which were included in inventory in the consolidated balance sheets.

9. Other Assets, Net

At December 31, 2013 and 2012, other assets were as follows:

	December 31,
	2013	2012
	(In thousands)
Income tax receivable	$2,199	$3,497
Deferred tax asset (see Note 13)	16,337	0
Investments	9,439	12,078
Property and equipment, net	4,103	2,237
Capitalized loan origination fees	11,089	10,140
Prepaid bank fees	152	403
Deposits in lieu of bonds and letters of credit	10,294	7,110
Prepaid insurance	2,460	2,148
Other	997	1,515

Total other assets, net	$57,070	$39,127

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

For the years ended December 31, 2013 and 2012, there were $0.1 million and $8.8 million of realized gains on available-for-sale securities.

Capitalized Loan Origination Fees

In accordance with ASC 470, these amounts are loan origination fees, which are amortized as interest over the term of the related debt and, in 2013, include $2.5 million paid to obtain senior secured note holder consent for a secured revolving credit facility executed in February 2014 (see Note 21).

Deposits in Lieu of Bonds and Letters of Credit

We are required to make cash deposits in lieu of bonds with various agencies for some of our homebuilding projects. These deposits may be returned as the collateral requirements decrease or they are replaced with new bonds.

10. Notes Payable

At December 31, 2013 and 2012, notes payable were as follows:

	December 31,
	2013	2012
	(In thousands)
$750.0 million 8.625% senior secured notes, due May 2019	$750,000	$750,000
Promissory notes, interest ranging from 1% to 6%, maturing through 2014, secured by deeds of trust on inventory	1,708	8,209

Total notes payable	$751,708	$758,209

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

The Secured Notes bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At December 31, 2013 and 2012, accrued interest was $8.1 million and $8.1 million, respectively.

The Indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with our affiliates. At December 31, 2013 and 2012, we were in compliance with these covenants.

11. Other Liabilities

At December 31, 2013 and 2012, other liabilities were as follows:

	December 31,
	2013	2012
	(In thousands)
Completed operations reserves	$138,610	$131,519
Warranty reserves	20,648	17,749
Deferred revenue/gain	30,036	30,902
Provisions for closed homes/communities	10,591	8,135
Deposits (primarily homebuyer)	14,281	15,684
Legal reserves	4,576	4,916
Accrued interest	8,086	8,086
Accrued compensation and benefits	9,389	4,697
Distributions payable	2,531	2,892
Deficit Distributions (see Note 7)	351	716
Other	6,702	7,922

Total other liabilities	$245,801	$233,218

Completed Operations Reserves

Reserves for completed operations primarily represent claims for property damage to completed homes and projects outside of our one-to-two year warranty period. Specific terms and conditions of completed operations claims vary depending on the market in which homes close and can range up to 12 years from the close of a home. Expenses and liabilities are recorded for potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported, and is actuarially estimated using individual case-based valuations and statistical analysis. For policy years from August 1, 2001 through the present, completed operations claims are insured through a combination of third-party and affiliate insurance carriers.

For the years ended December 31, 2013, 2012 and 2011, changes in completed operations reserves were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Insured completed operations
Balance, beginning of the year	$131,519	$109,390	$102,860
Reserves provided	19,002	40,087	1,160
Insurance purchased (see below)	0	0	16,520
Claims paid	(11,911)	(17,958)	(11,150)

Balance, end of the year	138,610	131,519	109,390

Self-insured completed operations
Balance, beginning of the year	0	0	15,613
Reserves provided	0	0	907
Insurance purchased	0	0	(16,520)

Balance, end of the year	0	0	0

Total completed operations reserves	$138,610	$131,519	$109,390

Reserves provided for completed operations are generally fully offset by changes in insurance receivables (see Note 5); however, premiums paid for completed operations insurance policies are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record corresponding insurance receivables under applicable policies when recovery is probable. At December 31, 2013 and 2012, insurance receivables were $138.6 million and $131.5 million, respectively.

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

Warranty Reserve

We offer a limited one or two year warranty for our homes. Specific terms and conditions of these warranties vary depending on the market in which homes close. We estimate warranty costs to be incurred and record a liability and a charge to cost of sales when home revenue is recognized. We also include in our warranty reserve uncovered losses related to completed operations coverage, which approximates 12.5% of the total property damage estimate. Factors affecting warranty liability include number of homes closed, historical and anticipated warranty claims, and cost per claim history and trends. We periodically assess adequacy of our warranty liabilities and adjust amounts as necessary.

For the years ended December 31, 2013, 2012 and 2011, changes in warranty liability were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Balance, beginning of the year	$17,749	$17,358	$16,238
Provision for warranties	11,188	8,958	9,636
Warranty costs paid	(8,289)	(8,567)	(8,516)

Balance, end of the year	$20,648	$17,749	$17,358

Deferred Revenue/Gain

Deferred revenue/gain represents deferred revenues or profit on transactions where an insufficient down payment was received or a future performance, passage of time or event is required. At December 31, 2013 and 2012, deferred revenue/gain primarily represents the PIC Transaction described below.

Completed operations claims were insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009 for policy years August 1, 2001 to July 31, 2007, and its completed operations risks from August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third party insurance carriers to insure these policies. As a result of this novation, a $19.2 million gain was generated but was deferred and to be recognized as income when related claims are paid. In addition, the deferred gain may be increased or decreased based on changes in actuarial estimates. Any changes to the deferred gain will be recognized as a current period gain or charge. At December 31, 2013 and 2012, the unamortized deferred gain was $18.9 million and $20.3 million, respectively. For the years ended December 31, 2013, 2012 and 2011, we recognized $1.4 million, $(4.7) million and $1.0 million, respectively, of this deferral as income (expense), which was included in gain (loss) on reinsurance transaction, and includes both the impact of income recognized from claims paid as well as income or expense from increases or decreases to the deferred gain from changes in actuarial estimates.

Second, PIC entered into reinsurance agreements with unrelated reinsurers that reinsured 100% of the completed operations risks from August 1, 2001 to July 31, 2005. As a result of the reinsurance, a $15.6 million gain was generated but was deferred and to be recognized as income when the related claims are paid. In addition, the deferred gain may be increased or decreased based on changes in actuarial estimates. Any changes to the deferred gain will be recognized as a current period gain or charge. At December 31, 2013 and 2012, the unamortized deferred gain was $7.8 million and $8.4 million, respectively. For the years ended December 31, 2013, 2012, and 2011, we recognized $0.6 million, $(7.3) million and $2.1 million, respectively, of this deferral as income (expense), which was included in gain (loss) on reinsurance transaction, and includes both the impact of income recognized from claims paid as well as income or expense from increases or decreases to the deferred gain from changes in actuarial estimates.

As a result of the PIC Transaction, if the estimated ultimate loss to be paid under these policies exceeds the policy limits under the novation and reinsurance transactions, the shortfall is expected to be funded by JFSCI for the policies novated to JFSCI and by PIC for the policies they reinsured.

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, since no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC, the Company recorded the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. At December 31, 2013 and 2012, the distribution payable was $2.5 million and $2.9 million, respectively.

12. Related Party Transactions

Related Party Receivables and Payables

At December 31, 2013 and 2012, receivables from related parties, net were as follows:

	December 31,
	2013	2012
	(In thousands)
Note receivables from JFSCI	$21,588	$24,498
Note receivables from unconsolidated joint ventures	1,037	268
Note receivables from related parties	18,822	19,940
Reserves for note receivables from related parties	(12,842)	(12,766)
Receivables from related parties	3,745	2,088

Total receivables from related parties, net	$32,350	$34,028

In May 2011, concurrent with issuance of the Secured Notes, the previous unsecured receivable from JFSCI was partially paid down and the balance converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. During 2013 and 2012, JFSCI elected to make prepayments, including accrued interest, of $3.8 million and $1.9 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until February 2015. At December 31, 2013 and 2012, the note receivable from JFSCI, including accrued interest, was $21.6 million and $24.5 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until February 2015, we do not anticipate collection risks on the note receivable from JFSCI.

At December 31, 2013 and 2012, notes receivable from unconsolidated joint ventures, including accrued interest, were $1.0 million and $0.3 million, respectively. These notes receivable bear interest ranging from 8% to 12% and mature in 2020. Further, the note bearing 8% interest can earn additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of these notes, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note. Based on these criteria, we do not anticipate collection risks on these notes.

At December 31, 2013 and 2012, notes receivable from other related parties, including accrued interest, were $6.0 million and $7.2 million, respectively, net of related reserves of $12.8 million and $12.8 million, respectively. These notes are unsecured and mature from August 2016 through April 2021. At December 31, 2013 and 2012, these notes bore interest ranging from Prime less 0.75% (2.5%) to Prime plus 1% (4.25%). Quarterly, we evaluate collectability of these notes which includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. Based on these criteria, two notes receivable were deemed uncollectible and fully reserved. We do not anticipate collection risks on the other notes.

The Company, entities under common control and certain unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. Amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, are non-interest bearing, due on demand and generally paid monthly. At December 31, 2013 and 2012, these receivables were $3.7 million and $2.1 million, respectively, and these payables were $0.1 million and $0.1 million, respectively.

Real Property and Joint Venture Transactions

Redemption or Purchase of Interest in Joint Venture

In March 2012, the Company’s entire 58% interest in Shea Colorado, LLC (“SCLLC”), a consolidated joint venture with Shea Properties II, LLC, a related party and the non-controlling member, was redeemed by SCLLC. In valuing its 58% interest in SCLLC, and to ensure receipt of net assets of equal value to its ownership interest, the Company used third-party real estate appraisals. The estimated fair value of the assets received by the Company was $30.8 million. However, as the non-controlling member is a related party under common control, the assets and liabilities received by the Company were recorded at net book value and the difference in the Company’s investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to the Company’s equity.

As consideration for the redemption, SCLLC distributed assets and liabilities to the Company having a net book value of $24.0 million, including $2.2 million of cash, a $3.0 million secured note receivable, $20.0 million of inventory and $1.2 million of other liabilities. As a result of this redemption, effective March 31, 2012, SCLLC is no longer included in these consolidated financial statements. This transaction resulted in a net reduction of $41.8 million in assets and $2.0 million in liabilities, and a $39.8 million reduction in total equity, of which $11.6 million was attributable to the Company’s equity and $28.2 million was attributable to non-controlling interests.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture to the joint venture partner for $14.0 million, of which $3.0 million was distributed to non-controlling interests (the “Vistancia Sale”). We realized a $5.2 million gain, of which $5.9 million was included in other income (expense), net and $0.7 million of interest expense previously capitalized to our investment was written off to equity in income (loss) from joint ventures. In addition, as no other assets of Vistancia, LLC economically benefit the non-controlling member, the Company recorded the remaining $3.3 million distribution payable to this member, which is included in other liabilities in the consolidated balance sheets with a corresponding charge to other income (expense), net in the consolidated statements of operations. In May 2012, for a nominal amount, SHLP purchased the non-controlling member’s entire 16.7% interest in Vistancia, LLC; however, the distribution payable remained, which is paid $0.1 million quarterly. At December 31, 2013 and 2012, the distribution payable was $2.5 million and $2.9 million, respectively (see Note 11).

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, the Company effectively remains a 10% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At December 31, 2013 and 2012, the Company exceeded the minimum tangible net worth requirement.

Other Real Property and Joint Venture Transactions

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

In April 2011, through our consolidated joint venture SCLLC, we entered into transactions with the joint venture partner of two unconsolidated joint ventures in Colorado, in which we have a 50% ownership interest in each, SB Meridian Villages, LLC (“SBMV”) and TCD Bradbury LLC (“TCDB”). First, we assigned our membership interest in SBMV to our joint venture partner for $4.5 million, resulting in a $0.5 million gain. Second, we contributed $11.5 million in cash to TCDB and received $15.4 million of land with a $0.6 million secured promissory note payable, and the joint venture partner received $12.2 million of land and $6.5 million of cash. TCDB then paid off a bank note payable that was secured by the land distributed to the TCDB partners.

At December 31, 2013 and 2012, we were the managing member for ten unconsolidated joint ventures and received management fees from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures and other associated costs. Fees from these unconsolidated joint ventures representing reimbursement of our costs are recorded as a reduction of general and administrative expense. Fees from these unconsolidated joint ventures representing amounts in excess of our costs are recorded as revenues. For the years ended December 31, 2013, 2012 and 2011, $8.0 million, $4.3 million and $3.6 million of management fees, respectively, were offset against general and administrative expenses, and $0.5 million, $0.2 million and $1.7 million of management fees, respectively, were included in revenues.

Other Related Party Transactions

JFSCI provides corporate services to us, including services for management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the years ended December 31, 2013, 2012 and 2011, general and administrative expenses included $20.3 million, $18.1 million and $16.4 million, respectively, for corporate services provided by JFSCI.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third-party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverage provided by these third party and affiliate insurance providers. Policies covering these risks are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the years ended December 31, 2013, 2012 and 2011, amounts paid to affiliates for this retention insurance coverage were $14.1 million, $13.1 million and $12.9 million, respectively.

13. Income Taxes

Income Tax Benefit (Expense)

For the years ended December 31, 2013, 2012 and 2011, major components of the income tax benefit (expense) were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current:
Federal	$0	$0	$3,000
State	(1,766)	(78)	140

Total current	(1,766)	(78)	3,140
Deferred:
Federal	13,385	(532)	603
State	2,482	(6)	(674)

Total deferred	15,867	(538)	(71)

Total income tax benefit (expense)	$14,101	$(616)	$3,069

Reconciliation of Expected Income Tax Benefit (Expense)

For the years ended December 31, 2013, 2012 and 2011, the effective tax rate differed from the 35% federal statutory rate due to the following:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Income (loss) before income taxes	$111,838	$29,800	$(110,311)

Income tax benefit (expense) computed at statutory rate	$(39,143)	$(10,430)	$38,609
Increase (decrease) resulting from:
Non-taxable entities income (loss) (a)	25,275	7,134	(36,195)
State taxes, net of federal income tax benefit	(1,901)	(1,045)	613
Small insurance company election (831b)	198	(2,583)	(24)
Write-off of deferred tax assets	0	0	(9,500)
Change in valuation allowance for deferred tax assets	32,223	5,461	10,648
Other, net	(2,551)	847	(1,082)

Total income tax benefit (expense)	$14,101	$(616)	$3,069

Effective tax rate	(12.6)%	2.1%	2.8%

(a)	Non-taxable entities represent income or loss related to non-controlling interests and consolidated limited partnerships and limited liability companies in which the taxable income or loss is reflected on the respective partners’ tax return.

Deferred Income Taxes

At December 31, 2013 and 2012, the tax effects of temporary differences that give rise to significant portions of deferred taxes were as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Housing and land inventory basis differences	$8,746	$12,389
Available loss carryforwards	7,696	19,322
Impairment of inventory and investments	782	2,366
Other	1,166	2,797

Total deferred tax assets	18,390	36,874
Deferred tax liabilities
Income recognition	(1,544)	(4,142)

Total deferred tax liabilities	(1,544)	(4,142)

Subtotal	16,846	32,732
Valuation allowance	(509)	(32,732)

Net deferred tax assets	$16,337	$0

Due to a change in ownership of Foundation Administration Services Corp. in 2001, NOL carryforwards utilized in a given year to offset future taxable income are subject to an annual limitation of approximately $4.6 million pursuant to Section 382 of the Internal Revenue Code. As a result of this annual limitation, available NOL carryforwards have been reduced by the amount expected to expire. At December 31, 2013, SHI had NOL carryforwards of approximately $18.8 million, net, that expire by 2018 and are subject to annual limitations of $4.6 million.

Valuation Allowance

In accordance with ASC 740, deferred tax assets are evaluated to determine if valuation allowances are required. ASC 740 requires companies to assess valuation allowances based on evidence using a “more-likely-than-not” standard. A valuation allowance reflects the estimated amount of deferred tax assets that may not be realized due to inherent uncertainty of future income from homebuilding operations of SHI and potential expiration of net operating loss (the “NOL”) carryforwards. The deferred tax asset amount considered realizable may change in the future, depending on profitability.

Because of the continued annual pretax losses for SHI through the year ended December 31, 2009, the Company determined it was more-likely-than-not that at December 31, 2009, the net deferred tax assets of $51.9 million would not be realized. Accordingly, for the year ended December 31, 2009, the deferred tax asset valuation allowance increased $32.7 million to fully reserve the net deferred tax asset. At December 2011 and 2010, our assessment of deferred tax assets was consistent with 2009 and the net deferred tax asset of $38.2 million and $48.8 million, respectively, remained fully reserved. For the year ended December 31, 2012, SHI generated pretax income for the first time since 2007, a result of the beginning of a housing industry recovery. However, since we only returned to profitability in 2012 and the housing recovery being in its early stages, the $32.7 million net deferred tax assets at December 31, 2012 remained fully reserved.

At December 31, 2013, the Company determined it was more-likely-than-not most of the net deferred tax assets would be realized, which, during the fourth quarter, resulted in a $15.6 million reversal of the valuation allowance on its deferred tax assets. The Company evaluated positive and negative evidence, such as financial performance, as the case may be, to determine its ability to realize its deferred tax assets. In its evaluation, the Company gave more weight to objective evidence, such as sales backlog, compared to subjective evidence, such as tax planning strategies. Also, significant weight was given to evidence directly related to the Company’s recent financial performance, such as customer traffic at its communities and cancellation rates, compared to indirect evidence, such as mortgage interest rates, or less recent evidence.

At December 31, 2013, in evaluating the valuation allowance, the Company gave more weight to its improving financial results in 2013, especially growth in pre-tax income, gross margins and backlog sales value. The Company also estimated that if its pre-tax income continued, the NOLs would be realized before they expire in 2018. Additionally, the Company considered the subjective, direct positive evidence of improving market fundamentals and its plan to open new communities.

Prior to December 31, 2013, the Company gave substantial weight to its losses incurred during the housing downturn in addition to other negative, indirect evidence, such as weakness in the economy, consumer confidence and housing market and a more restrictive mortgage lending environment.

At December 31, 2013, the valuation allowance relates to capital losses that expire in 2016 and 2017, and the impairment of debt securities that mature in 2021 and 2022. It is unknown if these deferred tax assets will be realized.

Uncertain Tax Positions

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method (“CCM”) of accounting for homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and IRS to exchange briefs, which were filed. On February 12, 2014, the Tax Court ruled in favor of the Company (the “Tax Court Decision”). Pursuant to the ruling, the Company is permitted to continue to report income and loss from the sale of homes in its planned developments using CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Company or the Partners. The Tax Court Decision is subject to appeal by the IRS to the U.S. Court of Appeals for the Ninth Circuit. The IRS must elect whether to appeal within 90 days after the Tax Court enters a decision document, which has not occurred.

If the Tax Court Decision is appealed, we believe our position would prevail and, accordingly, have not recorded a liability for related taxes or interest for SHI. Furthermore, as a limited partnership, income taxes, interest or penalties imposed on SHLP are the Partners’ responsibility and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court Decision is overturned, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $65 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $108 million to fund their related payments to the IRS and the applicable state taxing authorities. However, the Indenture provides the amount we may pay on behalf of SHI and distribute to the partners of SHLP for this matter may not exceed $70.0 million. Any potential shortfall would be absorbed by the SHLP Partners.

In 2014, the Company anticipates filing Form 3115 with the IRS to change its tax accounting method of how it records certain expenses on its tax returns. As the Company believes it is more-likely-than-not the change will be approved by the IRS, the Company will reflect this tax accounting method in preparing its 2014 tax provision and, accordingly, this change may increase its effective tax rate.

14. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and a general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return at Prime less 2.05% per annum through December 31, 2012 (1.2% at December 31, 2012) on unreturned preferred capital balances and Series D holders have a 1% ownership interest and earn a preferred return at 7% per annum through December 31, 2012 on unreturned preferred capital balances. In August 2013, the Agreement was amended and the rates on the Series B and Series D were changed, effective January 1, 2013. Series B earns a rate of 1.2% from January 1, 2013 to December 31, 2016, 2.25% from January 1, 2017 to December 31, 2020, and Prime less 2.05% from January 1, 2021 and thereafter on unreturned capital balances. Series D earns a rate of 2.0% from January 1, 2013 to December 31, 2016, 12.75% from January 1, 2017 to December 31, 2020, and 7.0% from January 1, 2021 and thereafter on unreturned capital balances. At December 31, 2013 and 2012, accumulated undistributed preferred returns for Series B holders were $22.7 million and $20.8 million, respectively. At December 31, 2013 and 2012, accumulated undistributed preferred returns for Series D holders were $56.6 million and $52.8 million, respectively.

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

15. Retirement Savings and Deferred Compensation Plans

401(k) Retirement Savings Plan

JFSCI, on our behalf, maintains a 401(k) Retirement Savings Plan that includes a profit sharing component covering all eligible employees. The plan includes employer participation in accordance with provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions. On a discretionary basis, we may match employee contributions up to a percentage of the employee’s salary as determined by the Company. The profit sharing portion of the plan is discretionary and non-contributory, allowing us to make additional contributions based on a percentage of the employee’s salary as determined by the Company. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. For the years ended December 31, 2013 and 2012, matching 401(k) contributions were $0.5 million and $0.5 million, respectively, which represented 50 cents on each dollar, up to the first 6% of the employee’s base salary, subject to a cap, for a maximum of 3%, less forfeitures; there were no matching 401(k) contributions for the year ended December 31, 2011. For the year ended December 31, 2013, profit sharing contributions were $0.9 million, which represented 3% of the employee’s base salary, subject to a cap. For the years ended December 31, 2012 and 2011, there were no profit sharing contributions.

Deferred Compensation Plan

JFSCI, on our behalf, maintains a non-qualified Deferred Compensation Plan. The plan allows participants to defer up to 80% of base salary, 80% of commissions and 100% of bonus in a deferred account. Deferred amounts may be invested in a variety of investment funds. On behalf of each participant, on a discretionary basis, we may contribute to a separate account comprised of investment funds that correspond to such participant’s deferred account. The plan is designed to comply with Section 409A of the Internal Revenue Code. Deferred amounts may be distributed to each participant upon a separation from service, death, disability, on a scheduled withdrawal date, or with committee approval in the event of unforeseen circumstances. For the years ended December 31, 2013, 2012 and 2011, we made no contributions under the plan.

Shea Homes Appreciation Rights Plan

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

On August 8, 2012, the directors approved the SHAR Plan 2012 Grant (the “2012 Grant”), effective January 1, 2012 (the “2012 Effective Date”). Pursuant to the 2012 Grant, 1,021,947 units were issued at a stipulated base value of $10.00 per unit. The units issued pursuant to the 2012 Grant vest four years after the 2012 Effective Date. Subject to participant service eligibility requirements, appreciation in the value of the units during this period is payable to participants when such units vest. However, as a further incentive to participants, the directors concurrently approved annual interim payments of the 2012 Grant only, payable to participants in March 2013, 2014 and 2015. Upon vesting, for each eligible participant, interim payments will be offset against the full appreciation of these units and the resultant net amount payable to participant, if any, will be paid upon vesting, which occurs in March 2016.

On August 6, 2013, the directors approved the SHAR Plan 2013 Grant (the “2013 Grant”), effective January 1, 2013 (the “2013 Effective Date”). Pursuant to the 2013 Grant, 463,388 units were issued at a stipulated base value of $10.60 per unit. The units issued pursuant to the 2013 Grant vest four years after the 2013 Effective Date. Subject to participant service eligibility requirements, appreciation in the value of the units during this period is payable to participants when such units vest, which occurs in March 2017.

At December 31, 2013 and 2012, the Company accrued $4.2 million and $1.1 million, respectively, for this plan.

16. Contingencies and Commitments

At December 31, 2013 and 2012, certain unrecorded contingent liabilities and commitments were as follows:

	December 31,
	2013	2012
	(In thousands)
Tax Court CCM case (capped at $70.0 million, see Note 13)	$70,000	$70,000
Remargin obligations for unconsolidated joint venture loans (see Note 7)	28,684	22,805
Outstanding letters of credit	0	4,216
Costs to complete on surety bonds for Company projects	77,276	85,490
Costs to complete on surety bonds for joint venture projects	22,845	30,804
Costs to complete on surety bonds for related party projects	1,614	2,311
Water system connection rights purchase obligation	30,506	33,615
Lease payment obligations to third parties	4,539	3,806
Lease payment obligations to related parties	6,487	4,352

Total unrecorded contingent liabilities and commitments	$241,951	$257,399

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable, and are based on specific facts and circumstances, and we revise these estimates when necessary. At December 31, 2013 and 2012, we had reserves of $4.6 million and $4.9 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. Other than the matter discussed in Note 13, at December 31, 2013, the range of reasonably possible losses in excess of amounts accrued was not material.

Letters of Credit, Surety Bonds and Project Obligations

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At December 31, 2013, there were no letters of credit outstanding. At December 31, 2012, outstanding letters of credit issued under the letter of credit facility were $4.2 million. This facility was terminated in February 2014 upon execution of the Company’s new $125.0 million revolving credit facility (see Note 21), under which up to $62.5 million of letters of credit may be issued.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At December 31, 2013, there were $77.3 million of costs to complete in connection with $169.7 million of surety bonds issued. At December 31, 2012, there were $85.5 million of costs to complete in connection with $186.0 million of surety bonds issued.

We also provide indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At December 31, 2013, there were $22.8 million of costs to complete in connection with $63.7 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects. At December 31, 2012, there were $30.8 million of costs to complete in connection with $71.6 million of surety bonds issued for unconsolidated joint venture projects, and $2.3 million of costs to complete in connection with $6.1 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners and/or homeowners following the closing of new homes in the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At December 31, 2013 and 2012, in connection with credit support arrangements, there was $8.6 million and $4.9 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, recorded these in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At December 31, 2013 and 2012, in connection with certain funding arrangements, there was $13.1 million and $16.3 million, respectively, reimbursable to us from certain agencies, including $11.9 million and $11.9 million, respectively, from a metro-district in Colorado and, accordingly, recorded these in inventory as a recoverable project cost.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, the Company effectively remains a 10% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At December 31, 2013 and 2012, the Company exceeded the minimum tangible net worth requirement.

At a consolidated homebuilding project in Colorado, we have contractual obligations to purchase and receive water system connection rights which, at December 31, 2013 and 2012, had an estimated market value in excess of their contractual purchase price of $30.5 million and $33.6 million, respectively. These water system connection rights are held and then transferred to homebuyers upon closing of their home or transferred upon sale of land to the respective buyer. These water system connection rights can also be sold or leased but generally only within the local jurisdiction.

Lease Payment Obligations

We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options for terms up to an additional five years. In the normal course of business, we expect expired leases will be renewed or replaced. Equipment leases are typically for terms of three to four years. At December 31, 2013, future minimum rental payments under operating leases (excluding related party operating leases for office space – see below) having initial or remaining non-cancelable lease terms in excess of one year were as follows:

Payments Due By Year	December 31,
(In thousands)
2014	$1,030
2015	771
2016	740
2017	735
2018 and thereafter	1,263

Total	$4,539

For the years ended December 31, 2013, 2012 and 2011, rental expense for non-related party operating leases was $1.7 million, $1.4 million and $1.7 million, respectively.

We also lease office space from related parties under non-cancelable operating leases. The leases are for terms of up to ten years and generally provide renewal options for terms up to an additional five years. At December 31, 2013, future minimal rental payments under related party operating leases having initial or remaining non-cancelable lease terms in excess of one year were as follows:

Payments Due By Year	December 31,
(In thousands)
2014	$1,631
2015	1,267
2016	667
2017	366
2018 and thereafter	2,556

Total	$6,487

For the years ended December 31, 2013, 2012 and 2011, related party rental expense was $0.4 million, $0.6 million and $0.7 million, respectively.

17. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$1,181	$(3,891)	$(4,417)
Interest paid, net of amounts capitalized	$4,946	$19,225	$16,065
Supplemental disclosure of noncash activities
Unrealized gain (loss) on available-for-sale investments, net	$271	$(1,875)	$1,029
Reclassification of Deficit Distributions to (from) unconsolidated joint ventures from (to) other liabilities	$(365)	$212	$(49)
Purchase of land in exchange for note payable	$4,379	$8,982	$1,457
Contribution of inventory to unconsolidated joint venture	$4,082	$0	$0
Elimination of consolidated joint venture inventory, receivables from related parties and other assets	$0	$(41,600)	$0
Elimination of consolidated joint venture note payable and other liabilities	$0	$(1,949)	$0
Redemption of Company’s interest in consolidated joint venture and elimination of non-controlling interest, less cash retained by non-controlling interest	$0	$(39,651)	$0
Contribution of net assets for payment on notes receivables from related parties	$0	$0	$41,524
Distribution of land from unconsolidated joint venture	$0	$0	$15,422
Distribution of note payable from unconsolidated joint venture	$0	$0	$599
Distribution of land to non-controlling interests	$0	$0	$(769)
Transfer of land from inventory to property and equipment	$0	$0	$1,838
Sale of property and equipment in exchange for note receivable from related party	$0	$0	$6,500
Sale of property and equipment in exchange for relief of prepaid assets and assumptions of payables, net	$0	$0	$591

18. Segment Information

Our homebuilding business, which is responsible for most of our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up and active lifestyle homebuyers. Our homebuilding business also provides management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follow:

•	Southern California, comprised of communities in Los Angeles, Ventura and Orange Counties, and the Inland Empire;

•	San Diego, comprised of communities in San Diego County, California;

•	Northern California, comprised of communities in northern and central California, and the central coast of California;

•	Mountain West, comprised of communities in Colorado and Washington;

•	South West, comprised of communities in Arizona, Nevada and Texas: and

•	East, comprised of communities in Florida and Virginia.

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

Financial information relating to reportable segments was as follows:

	December 31,
	2013	2012
	(In thousands)
Total assets:
Southern California	$316,339	$213,481
San Diego	160,593	148,272
Northern California	286,513	256,728
Mountain West	316,459	297,276
South West	155,416	105,470
East	5,096	6,943

Total homebuilding assets	1,240,416	1,028,170
Corporate	264,917	345,367

Total assets	$1,505,333	$1,373,537

	December 31,
	2013	2012
	(In thousands)
Inventory:
Southern California	$239,986	$161,700
San Diego	142,395	129,895
Northern California	249,111	226,307
Mountain West	247,294	227,130
South West	132,484	89,756
East	2,002	2,865

Total inventory	$1,013,272	$837,653

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues:
Southern California	$207,650	$133,990	$167,417
San Diego	125,494	85,971	86,856
Northern California	242,356	166,106	108,788
Mountain West	186,899	147,784	102,870
South West	160,744	138,161	114,409
East	6,554	7,150	6,045

Total homebuilding revenues	929,697	679,162	586,385
Corporate	913	985	1,385

Total revenues	$930,610	$680,147	$587,770

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Income (loss) before income taxes:
Southern California	$44,236	$12,843	$4,067
San Diego	7,717	2,493	(5,998)
Northern California	40,648	19,292	(14,296)
Mountain West	9,463	156	(4,037)
South West	8,356	(2,173)	(1,168)
East	(349)	(202)	401

Total homebuilding income (loss) before income taxes	110,071	32,409	(21,031)
Corporate	1,767	(2,609)	(89,280)

Total income (loss) before income taxes	$111,838	$29,800	$(110,311)

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Impairments:
Southern California	$0	$0	$7,189
San Diego	0	0	9,684
Northern California	0	0	13,875
Mountain West	0	0	0
South West	0	0	2,227
East	0	0	0

Total impairments	$0	$0	$32,975

19. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
2013:
Revenues	$134,960	$217,310	$238,309	$340,031	$930,610
Gross margin	$31,536	$48,426	$55,848	$85,388	$221,198
Net income (loss)	$6,837	$19,532	$25,826	$73,744	$125,939
Net income (loss) attributable to SHLP	$6,838	$19,534	$25,824	$73,751	$125,947

2012:
Revenues	$105,603	$132,468	$146,421	$295,655	$680,147
Gross margin	$20,568	$24,490	$31,196	$65,459	$141,713
Net income (loss)	$(198)	$(12,120)	$8,300	$33,202	$29,184
Net income (loss) attributable to SHLP	$(411)	$(12,101)	$8,330	$33,220	$29,038

(1)	Some amounts do not add across due to rounding differences in quarterly amounts

20. Supplemental Guarantor Information

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

Pursuant to the indenture governing the Secured Notes, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indenture, namely (1) upon the sale or other disposition (including by way of consolidation or merger) of such guarantor, (2) upon the sale or disposition of all or substantially all the assets of such guarantor, (3) upon the designation of such guarantor as an unrestricted subsidiary for covenant purposes in accordance with the terms of the indenture, (4) upon a legal defeasance or covenant defeasance pursuant thereto, or (5) upon the full satisfaction of our obligations under the indenture.

Presented herein are the condensed consolidated financial statements provided for in Rule 3-10(f) of Regulation S-X under the Securities Act for the guarantor subsidiaries and non-guarantor subsidiaries.

Condensed Consolidating Balance Sheet

December 31, 2013

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$153,794	$43,803	$8,608	$0	$206,205
Restricted cash	695	354	140	0	1,189
Accounts and other receivables, net	120,299	26,754	28,696	(28,250)	147,499
Receivables from related parties, net	9,251	22,027	796	276	32,350
Inventory	749,832	263,213	3,361	(3,134)	1,013,272
Investments in unconsolidated joint ventures	22,068	1,091	24,589	0	47,748
Investments in subsidiaries	748,326	69,755	90,484	(908,565)	0
Other assets, net	24,030	32,957	83	0	57,070
Intercompany	0	465,706	0	(465,706)	0

Total assets	$1,828,295	$925,660	$156,757	$(1,405,379)	$1,505,333

Liabilities and equity
Liabilities:
Notes payable	$751,708	$0	$0	$0	$751,708
Payables to related parties	20	0	1	0	21
Accounts payable	36,594	25,334	418	0	62,346
Other liabilities	171,470	41,370	61,211	(28,250)	245,801
Intercompany	423,447	0	45,117	(468,564)	0

Total liabilities	1,383,239	66,704	106,747	(496,814)	1,059,876
Equity:
SHLP equity:
Owners’ equity	440,268	854,168	49,609	(903,777)	440,268
Accumulated other comprehensive income	4,788	4,788	0	(4,788)	4,788

Total SHLP equity	445,056	858,956	49,609	(908,565)	445,056
Non-controlling interests	0	0	401	0	401

Total equity	445,056	858,956	50,010	(908,565)	445,457

Total liabilities and equity	$1,828,295	$925,660	$156,757	$(1,405,379)	$1,505,333

(a)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2013 was not material.

Condensed Consolidating Balance Sheet

December 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$216,914	$48,895	$13,947	$0	$279,756
Restricted cash	11,999	875	157	0	13,031
Accounts and other receivables, net	117,560	23,537	35,250	(35,058)	141,289
Receivables from related parties, net	8,271	25,668	89	0	34,028
Inventory	572,010	264,459	1,918	(734)	837,653
Investments in unconsolidated joint ventures	13,948	984	13,721	0	28,653
Investments in subsidiaries	672,388	64,971	93,883	(831,242)	0
Other assets, net	17,712	21,388	27	0	39,127
Intercompany	0	376,420	0	(376,420)	0

Total assets	$1,630,802	$827,197	$158,992	$(1,243,454)	$1,373,537

Liabilities and equity
Liabilities:
Notes payable	$758,209	$0	$0	$0	$758,209
Payables to related parties	26	0	0	99	125
Accounts payable	34,384	27,879	475	0	62,738
Other liabilities	162,894	36,700	69,416	(35,792)	233,218
Intercompany	356,451	(376,420)	20,068	(99)	0

Total liabilities	1,311,964	(311,841)	89,959	(35,792)	1,054,290
Equity:
SHLP equity:
Owners’ equity	314,321	758,101	68,624	(826,725)	314,321
Accumulated other comprehensive income	4,517	4,517	0	(4,517)	4,517

Total SHLP equity	318,838	762,618	68,624	(831,242)	318,838
Non-controlling interests	0	0	409	0	409

Total equity	318,838	762,618	69,033	(831,242)	319,247

Total liabilities and equity	$1,630,802	$450,777	$158,992	$(867,034)	$1,373,537

(a)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2012 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2013

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$505,510	$404,393	$20,707	$0	$930,610
Cost of sales	(406,563)	(302,081)	(1,502)	734	(709,412)

Gross margin	98,947	102,312	19,205	734	221,198
Selling expenses	(28,925)	(18,847)	(6,566)	0	(54,338)
General and administrative expenses	(34,936)	(12,294)	(2,850)	0	(50,080)
Equity in income (loss) from unconsolidated joint ventures	(2,020)	(65)	981	0	(1,104)
Equity in income (loss) from subsidiaries	100,821	(1,443)	(3,342)	(96,036)	0
Gain (loss) on reinsurance	0	0	2,011	0	2,011
Interest expense	(3,658)	(1,413)	0	0	(5,071)
Other income (expense), net	(4,280)	3,428	808	(734)	(778)

Income (loss) before income taxes	125,949	71,678	10,247	(96,036)	111,838
Income tax benefit (expense)	(2)	14,112	(9)	0	14,101

Net income (loss)	125,947	85,790	10,238	(96,036)	125,939
Less: Net loss (income) attributable to non-controlling interests	0	0	8	0	8

Net income (loss) attributable to SHLP	$125,947	$85,790	$10,246	$(96,036)	$125,947

Comprehensive income (loss)	$126,218	$86,061	$10,238	$(96,307)	$126,210

(a)	Includes Shea Homes Funding Corp., whose results of operations for the year ended December 31, 2013 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$470,756	$200,329	$9,062	$0	$680,147
Cost of sales	(372,576)	(164,992)	(1,343)	477	(538,434)

Gross margin	98,180	35,337	7,719	477	141,713
Selling expenses	(26,836)	(13,531)	(5,421)	0	(45,788)
General and administrative expenses	(30,560)	(10,500)	(2,687)	0	(43,747)
Equity in income (loss) from unconsolidated joint ventures	(338)	(43)	759	0	378
Equity in income (loss) from subsidiaries	11,334	(20,211)	(4,556)	13,433	0
Gain (loss) on reinsurance	0	0	(12,013)	0	(12,013)
Interest expense	(17,326)	(2,532)	(4)	0	(19,862)
Other income (expense), net	(5,411)	12,905	2,102	(477)	9,119

Income (loss) before income taxes	29,043	1,425	(14,101)	13,433	29,800
Income tax benefit (expense)	(5)	(601)	(10)	0	(616)

Net income (loss)	29,038	824	(14,111)	13,433	29,184
Less: Net loss (income) attributable to non-controlling interests	0	0	(146)	0	(146)

Net income (loss) attributable to SHLP	$29,038	$824	$(14,257)	$13,433	$29,038

Comprehensive income (loss)	$27,163	$(1,051)	$(14,111)	$15,308	$27,309

(b)	Includes Shea Homes Funding Corp., whose results of operations for the year ended December 31, 2012 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2011

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$449,926	$128,808	$9,036	$0	$587,770
Cost of sales	(398,193)	(113,553)	(4,261)	429	(515,578)

Gross margin	51,733	15,255	4,775	429	72,192
Selling expenses	(28,522)	(11,686)	(5,043)	0	(45,251)
General and administrative expenses	(26,351)	(8,938)	(2,085)	0	(37,374)
Equity in income (loss) from unconsolidated joint ventures	(1,371)	(388)	(3,375)	0	(5,134)
Equity in income (loss) from subsidiaries	(3,852)	6,813	7,393	(10,354)	0
Loss on debt extinguishment	(88,384)	0	0	0	(88,384)
Gain (loss) on reinsurance	0	0	3,072	0	3,072
Interest expense	(15,832)	(974)	0	0	(16,806)
Other income (expense), net	(1,803)	2,188	7,418	(429)	7,374

Income (loss) before income taxes	(114,382)	2,270	12,155	(10,354)	(110,311)
Income tax benefit (expense)	(3)	3,088	(16)	0	3,069

Net income (loss)	(114,385)	5,358	12,139	(10,354)	(107,242)
Less: Net loss (income) attributable to non-controlling interests	0	0	(7,143)	0	(7,143)

Net income (loss) attributable to SHLP	$(114,385)	$5,358	$4,996	$(10,354)	$(114,385)

Comprehensive income (loss)	$(113,356)	$6,387	$12,139	$(11,383)	$(106,213)

(a)	Includes Shea Homes Funding Corp. since inception on April 26, 2011, whose results were not material.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(134,342)	$74,734	$10,951	$2,759	$(45,898)

Investing activities
Proceeds from sale of available-for-sale investments	0	3,165	0	0	3,165
Investments in unconsolidated joint ventures	(9,713)	(277)	(15,386)	0	(25,376)
Distributions from unconsolidated joint ventures	0	0	4,072	0	4,072
Other investing activities	(335)	2,522	(821)	0	1,366

Net cash provided by (used in) investing activities	(10,048)	5,410	(12,135)	0	(16,773)

Financing activities
Principal payments to financial institutions and others	(10,880)	0	0	0	(10,880)
Intercompany	92,150	(85,236)	(4,155)	(2,759)	0

Net cash provided by (used in) financing activities	81,270	(85,236)	(4,155)	(2,759)	(10,880)

Net increase (decrease) in cash and cash equivalents	(63,120)	(5,092)	(5,339)	0	(73,551)
Cash and cash equivalents at beginning of year	216,914	48,895	13,947	0	279,756

Cash and cash equivalents at end of year	$153,794	$43,803	$8,608	$0	$206,205

(a)	Includes Shea Homes Funding Corp., whose cash flows for the year ended December 31, 2013 were not material.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$33,609	$(63,637)	$25,506	$(1,669)	$(6,191)

Investing activities
Proceeds from sale of available-for-sale investments	0	26,547	0	0	26,547
Net decrease (increase) in promissory notes from related parties	1,142	988	(143)	0	1,987
Investments in unconsolidated joint ventures	(10,898)	(229)	(840)	0	(11,967)
Other investing activities	(89)	(54)	0	0	(143)

Net cash provided by (used in) investing activities	(9,845)	27,252	(983)	0	16,424

Financing activities
Principal payments to financial institutions and others	(2,230)	0	(199)	0	(2,429)
Intercompany	35,517	(10,820)	(26,366)	1,669	0
Other financing activities	2,352	0	1,234	0	3,586

Net cash provided by (used in) financing activities	35,639	(10,820)	(25,331)	1,669	1,157

Net increase (decrease) in cash and cash equivalents	59,403	(47,205)	(808)	0	11,390
Cash and cash equivalents at beginning of year	157,511	96,100	14,755	0	268,366

Cash and cash equivalents at end of year	$216,914	$48,895	$13,947	$0	$279,756

(a)	Includes Shea Homes Funding Corp., whose cash flows for the year ended December 31, 2012 were not material.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$56,254	$(12,550)	$2,499	$(7,325)	$38,878

Investing activities
Purchase of available-for-sale investments	0	(20,205)	0	0	(20,205)
Proceeds from sale of investments in joint venture	0	0	14,000	0	14,000
Net decrease (increase) in promissory notes from related parties	(1,793)	(25,122)	(892)	135,487	107,680
Investments in unconsolidated joint ventures	(800)	(117)	(16,364)	0	(17,281)
Distributions from unconsolidated joint ventures	0	2,487	5,525	0	8,012
Proceeds from sale of property and equipment	12,892	0	1	0	12,893
Other investing activities	(1,761)	1,639	0	0	(122)

Net cash provided by (used in) investing activities	8,538	(41,318)	2,270	135,487	104,977

Financing activities
Repayments on revolving lines of credit	(80,448)	0	0	0	(80,448)
Borrowings from financial institutions	750,000	0	0	0	750,000
Principal payments to financial institutions and others	(721,953)	0	0	0	(721,953)
Intercompany	36,210	95,575	(3,623)	(128,162)	0
Other financing activities	9,399	0	639	0	10,038

Net cash provided by (used in) financing activities	(6,792)	95,575	(2,984)	(128,162)	(42,363)

Net increase in cash and cash equivalents	58,000	41,707	1,785	0	101,492
Cash and cash equivalents at beginning of year	99,511	54,393	12,970	0	166,874

Cash and cash equivalents at end of year	$157,511	$96,100	$14,755	$0	$268,366

(a)	Includes Shea Homes Funding Corp. since inception on April 26, 2011, whose cash flows were not material.

21. Subsequent Events

In connection with the November 2013 receipt of consent from our bondholders to amend the Indenture to allow the Company to replace its $75.0 million letter of credit facility with a $125.0 million secured revolving credit facility, JFSCI made an $8.4 million payment, including accrued interest, in January 2014 on its note with SHI. As a result of applying this payment to future installments, JFSCI is not required to make its next installment payment until November 2016.

In January 2014, the Company entered into a purchase and sale agreement and acquired undeveloped land in Northern California from a related party under common control. Consideration for the purchase includes an upfront cash payment of $4.4 million cash, the assumption of a $5.7 million liability, both of which represent the net book value of the selling party, plus future revenue participation payments (the “RAPA”). The RAPA is calculated at 11% of gross revenues from home closings and payable quarterly. The RAPA liability, based on a third-party real estate appraisal, is estimated to be $19.6 million. As the transaction is with a related party under common control, the Company will record the real estate asset at the net book value of the related party, the estimated RAPA liability of $19.6 million and a charge to equity of $25.3 million.

In February 2014, the Company replaced its $75.0 million letter of credit facility with a $125.0 million secured revolving credit facility (the “Revolver”), which bears interest at LIBOR plus 2.75% and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and the Company is subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If the Company does not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan.

In February 2014, the Company entered into a purchase and sale agreement to sell land in Southern California for $1.0 million. As the transaction is with a related party under common control, the $0.9 million of net sales proceeds received in excess of the net book value of the land sold will be recorded as an equity contribution.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

ITEM 9B.        OTHER INFORMATION

None

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Executive Officers

The names, ages and positions of the executive officers of SHLP as of the date of this report are set forth below:

Name	Age	Position(s)
Roberto Selva	51	President and Chief Executive Officer
Andrew Parnes	55	Chief Financial Officer
Ross Kay	49	Senior Vice President, General Counsel
Andrew Roundtree	60	Vice President, Corporate Controller

Directors

SHLP does not have a board of directors. The names and ages of the directors of J.F. Shea Construction Management, Inc., which is the ultimate general partner of SHLP, as of the date of this prospectus are set forth below. As used herein, the directors of this Company shall mean the directors listed below acting on behalf of J.F. Shea Construction Management, Inc.

Name	Age	Position(s)
John F. Shea	87	Director
Peter O. Shea	78	Director
Peter Shea, Jr.	46	Director
John C. Morrissey	55	Director
James G. Shontere	66	Director

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

Peter O. Shea. Mr. Shea has been a member of the board of directors of the general partner of SHLP since SHLP’s formation in 1989. Since 2005, he has also served as Executive Vice President of JFSCI, and since 2000, has served as President of J.F. Shea Construction, Inc. Mr. Shea holds a B.B.A. from the University of California, Berkeley and a B.C.E. from the University of Southern California.

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

John F. Shea and Peter O. Shea are first cousins. Peter Shea, Jr. is the son of Peter O. Shea.

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

ITEM 11.        EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth a summary of the compensation paid or accrued during the years ended December 31, 2013 and 2012 to our Chief Executive Officer and the next two most highly compensated named executive officers. For a discussion of material factors related to named executive officer compensation see “Narrative Disclosure to Summary Compensation Table” below:

	Year	Salary	Non-Equity Incentive Plan Compensation(1)	All Other Compensation(2)	Total Compensation
Bert Selva President and Chief Executive Officer	2013	$556,803	$1,898,950	$30,786	$2,486,539
	2012	490,474	1,335,700	22,904	1,849,078
Layne Marceau President—Northern California	2013	240,890	975,327	28,262	1,244,479
	2012	233,857	654,000	21,054	908,911
Rick Andreen President—Active Lifestyle Communities	2013	241,323	958,178	27,080	1,237,581

(1)	Represents amounts under the Bonus Plan, of which a portion was paid in December and the remainder paid in March, and interim payments under the 2012 SHAR Plan Grant paid in March 2013 and March 2014, respectively. The Bonus Plan value for each named executive officer for fiscal 2013 was as follows: Mr. Selva - $1,648,950, Mr. Marceau - $900,327, and Mr. Andreen - $883,178. The interim payment under the SHAR Plan for each named executive officer for fiscal 2013 was as follows: Mr. Selva - $250,000, Mr. Marceau - $75,000, and Mr. Andreen - $75,000.
(2)	All Other Compensation consists of 401(k) matching and profit sharing contributions, and costs incurred by us in providing each named executive officer with an automobile allowance, use of a company-provided gas card and phone allowance.

Contributions under the 401(k) and profit sharing plans for each named executive officer for fiscal 2013 were as follows: Mr. Selva - $15,300, Mr. Marceau - $14,453, and Mr. Andreen - $15,139.

Narrative Disclosure to Summary Compensation Table

The following describes material elements of compensation for our executive compensation program. When we refer to “named executive officers” in this section, we mean our President and CEO, Bert Selva, and our two most highly compensated executive officers for 2013: Layne Marceau, President—Northern California and Rick Andreen, President—Active Lifestyle Communities.

Employment Agreements; Severance

We have not entered into employment agreements with any of the named executive officers and none of the named executive officers are entitled to severance or change in control payments in connection with a termination of employment or a change in control.

Annual Cash Bonuses

On August 6, 2013, the Board of Directors of J.F. Shea Construction Management, Inc., our ultimate general partner (the “JFSCM Board”), approved the 2013 Shea Homes Cash Bonus Plan (the “Bonus Plan”), designed as a financial incentive to employees that recognizes individual and Company performance. The objectives of the Company’s compensation plan for 2013 relative to our senior management group were to motivate our team to focus on achieving our business plan for the year, continue to excel in the area of customer service and satisfaction, promote a safe work environment, work towards interdivisional achievement and cooperation, and concentrate on simplifying our business processes.

For Bert Selva, Layne Marceau and Rick Andreen, Bonus Plan awards are based on objective criteria consisting of actual pre-tax profit, adjusted for certain non-recurring items, with qualitative adjustments based on performance in the aforementioned categories. In order to receive payments under our Bonus Plan, executives must be employed by the Company on the payment dates.

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

On August 8, 2012, the JFSCM Board approved the SHAR Plan 2012 Grant (the “2012 Grant”), effective January 1, 2012 (the “2012 Effective Date”). Pursuant to the 2012 Grant, 1,021,947 units were issued at a stipulated base value of $10.00 per unit. The units issued pursuant to the 2012 Grant vest four years after the 2012 Effective Date. Subject to participant service eligibility requirements, appreciation in the value of the units during this period is payable to participants when such units vest. However, as a further incentive to participants, the JFSCM Board concurrently approved annual interim payments of the 2012 Grant only, payable to participants in March 2013, 2014 and 2015. Upon vesting, for each eligible participant, interim payments will be offset against the full appreciation of these units and the resultant net amount payable to participant, if any, will be paid upon vesting, which occurs in March 2016.

For 2012, Bert Selva, President and Chief Executive Officer of SHLP, was granted 153,222 units at a stipulated base value of $10.00 per unit under the SHAR Plan and is expected to receive a $250,000 annual interim payment on such units in March 2013, 2014 and 2015, respectively. Layne Marceau, President – Northern California and Rick Andreen, President – Active Lifestyle Communities, were each granted 45,965 units at a stipulated base value of $10.00 per unit under the SHAR plan, and each received, or expected to receive, a $75,000 annual interim payment on such units in March 2013, 2014 and 2015, respectively.

On August 6, 2013, the JFSCM Board approved the SHAR Plan 2013 Grant (the “2013 Grant”), effective January 1, 2013 (the “2013 Effective Date”). Pursuant to the 2013 Grant, 463,388 units were issued at a stipulated base value of $10.60 per unit. The units issued pursuant to the 2013 Grant vest four years after the 2013 Effective Date. Subject to participant service eligibility requirements, appreciation in the value of the units during this period is payable to participants when such units vest, which occurs in March 2017.

For 2013, Bert Selva was granted 64,813 units at a stipulated base value of $10.60 per unit. Layne Marceau, President – Northern California and Rick Andreen, President – Southern California, were each granted 19,443 units at a stipulated base value of $10.60 per unit under the SHAR plan. No annual interim payments are payable under the 2013 Grant.

Director Compensation

Members of the JFSCM Board are members of the Shea family and/or employees of JFSCI. These directors receive no additional compensation for their service on the board, however, as employees of JFSCI, their costs, including compensation, are included in the allocation of shared services costs to us for corporate services provided by JFSCI.

Compensation Committee Interlocks and Insider Participation

The JFSCM Board serves the purposes of the Compensation Committee. For the year ended December 31, 2013, Bert Selva, SHLP President and Chief Executive Officer, assisted the JFSCM Board in determining executive officer compensation.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Limited partnership interests in SHLP are held in three classes: Class B, Class C and Class D. Profit allocations to the capital accounts of holders of these interests are made first to preferred returns, then to restore losses from prior periods, if any, and third to the Class C and Class D non-preferred interests.

Holders of Class B interests are allocated a preferred interest in SHLP profits, which is based on an interest rate applied to their unreturned capital account, and are allocated profits to restore prior years’ losses, if any, but no other share of profits. At December 31, 2012, the preferred interest rate was Prime less 2.05%. In August 2013, the rate was changed, effective January 1, 2013 as follows: 1.2% from January 1, 2013 to December 31, 2016, 2.25% from January 1, 2017 to December 31, 2020, and Prime less 2.05% from January 1, 2021 and thereafter.

Holders of Class D interests are allocated a preferred interest in SHLP profits, which is based on an interest rate applied to their unreturned capital account, and are allocated profits to restore prior years’ losses, if any. Holders of Class D interests also receive a non-preferred allocation equal to 1% of any remaining SHLP profits after the Class B and Class D allocations described above. At December 31, 2012, the preferred interest rate was 7.0%. In August 2013, the rate was changed, effective January 1, 2013 as follows: 2.0% from January 1, 2013 to December 31, 2016, 12.75% from January 1, 2017 to December 31, 2020, and 7.0% from January 1, 2021 and thereafter.

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

The following table sets forth, as of March 3, 2014, the percentage beneficial ownership of each person or entity that is or is deemed to be a greater than 5% beneficial owner. The table also identifies certain other entities that have direct or indirect beneficial ownership. No executive officer of SHLP beneficially owns any of SHLP’s limited partnership interests, and SHLP does not have a board of directors.

The mailing address of each owner listed below is 655 Brea Canyon Road, Walnut, CA 91789.

SHLP is effectively controlled by members of the Shea family, primarily John Shea, Mary Shea (wife of Edmund Shea—deceased) and Peter Shea.

Name of Beneficial Owner	Percentage Beneficial Ownership(1)
Direct Owners
J.F. Shea, G.P.(2)	20.62%
Orlando Road LLC (3)	33.18
Virginia Road LLC(4)	20.09
Bay Front Drive LLC (5)	12.81
Tahoe Partnership I(6)	3.43
The John F. Shea Family Trust(7)	3.56
Shea Investments(8)	3.09
Balboa Partnership(6)	2.79
Survivor’s Trust under Article Eighth of the E&M Shea Revocable Trust(9)	0.26
Peter and Carolyn Shea Revocable Trust(10)	0.16
Indirect Owners
2013 Dorothy B. Shea Trust (3)	33.18%
2011 Mary Shea Trust(4)	20.09
2011 Carolyn Shea Trust (5)	12.81
Perry Dray, as Trustee(3)(8)	36.27
John F. Shea, as Trustee(7)	3.56
Mary Shea, as Trustee(9)	0.26
John C. Morrissey, as Trustee(9)	0.26
Peter and Carolyn Shea, as Trustees(10)	0.16
JFS Management, L.P.(2)	20.62
JFSCI(2)	20.62
J.F. Shea Construction Management, Inc.(2)	20.62

(1)	Beneficial ownership is determined in accordance with Section 13 of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Accordingly, if an individual or entity has or shares the power to vote or dispose of membership interests held by another entity, beneficial ownership of the interests held by such entity may be attributed to such other individuals or entities.
(2)	J.F. Shea, G.P. is the general partner of SHLP and, as such, has authority to make all decisions with respect to SHLP other than those reserved to the limited partners. J.F. Shea, G.P. also directly beneficially owns 20.62% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. JFS Management, L.P. and JFSCI are the general partners of J.F. Shea, G.P., and J.F. Shea Construction Management, Inc. is the general partner of JFS Management, L.P. As a result, JFS Management, L.P., JFSCI and J.F. Shea Construction Management, Inc. may each be deemed to indirectly beneficial own 20.62% of SHLP’s limited partnership interests.

J.F. Shea, G.P. is 96.00% owned by JFS Management, L.P. and 4.00% owned by JFSCI.

JFS Management, L.P. is 50.00% owned by Shea Management LLC and 50.00% owned by J.F. Shea Construction Management, Inc.

J.F. Shea Construction Management, Inc. is governed by a board of directors consisting of John F. Shea, Peter O. Shea,

Peter Shea, Jr., John C. Morrissey and James G. Shontere. J.F. Shea Construction Management, Inc. is 33.33% owned by the 2013 Dorothy Shea Trust, 33.33% owned by the 2011 Mary Shea Trust and 33.33% owned by the 2011 Carolyn Shea Trust.

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

(3)	Orlando Road LLC directly beneficially owns 33.18% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. As 99% owner of Orlando Road LLC, the 2013 Dorothy B. Shea Trust may be deemed to indirectly beneficially own 33.18% of SHLP’s limited partnership interests. Perry Dray, as the trustee of the 2013 Dorothy B. Shea Trust, may be deemed to indirectly beneficially own 33.18% of SHLP’s limited partnership interests. The beneficiaries of the 2013 Dorothy B. Shea Trust are the descendants of John and Dorothy Shea.
(4)	Virginia Road LLC directly beneficially owns 20.09% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. As 99% owner of Virginia Road LLC, the 2011 Mary Shea Trust may be deemed to indirectly beneficially own 20.09% of SHLP’s limited partnership interests. The trustee of the 2011 Mary Shea Trust is a committee consisting of Edmund H. Shea III, Mary McConnell, Kathleen S. High, Colleen S. Morrissey and Ellen S. Dietrick. The beneficiaries of the 2011 Mary Shea Trust are the descendants of Mary Shea.

(5)	Bay Front Drive LLC directly beneficially owns 12.81% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. As 99% owner of Bay Front Drive LLC, the 2011 Carolyn Shea Trust may be deemed to indirectly beneficially own 12.81% of SHLP’s limited partnership interests. The trustee of the 2011 Carolyn Shea Trust is a committee consisting of Catherine Shea Johnson, Peter O. Shea, Jr. and Sarah Shea Wylder. The beneficiaries of the 2011 Carolyn Shea Trust are the descendants of Carolyn H. Shea.
(6)	Tahoe Partnership I and Balboa Partnership are investment entities owned by various trusts, whose beneficiaries are the Shea family and descendants. Tahoe Partnership I owns 3.43% of SHLP’s limited partnership interests, 3.39% of which is in the form of Class C limited partnership interests and 0.04% of which is in the form of Class D limited partnership interests. Balboa Partnership owns 2.79% of SHLP’s limited partnership interests, 2.75% of which is in the form of Class C limited partnership interests and 0.04% of which is in the form of Class D limited partnership interests.
(7)	The John F. Shea Family Trust directly beneficially owns 3.56% of SHLP’s limited partnership interests, 3.10% of which is in the form of Class C limited partnership interests and 0.46% of which is in the form of Class D limited partnership interests. John F. Shea, as trustee of the John F. Shea Family Trust, may be deemed to indirectly beneficially own 3.56% of SHLP’s limited partnership interests. The beneficiaries of the John F. Shea Family Trust are John F. Shea and Dorothy B. Shea.
(8)	Shea Investments owns 3.09% of SHLP’s limited partnership interests, 3.05% of which is in the form of Class C limited partnership interests and 0.04% of which is in the form of Class D limited partnership interests. Shea Investments partners are various trusts, which are effectively controlled by Perry Dray, as trustee. Perry Dray, as trustee, may be deemed to indirectly beneficially own 3.09% of SHLP’s limited partnership interests through the various trusts’ interests in Shea Investments. The beneficiaries of the partners of Shea Investments are the Shea family and descendants.
(9)	The Survivors Trust under Article Eighth of the E&M Shea Revocable Trust directly beneficially owns 0.26% of SHLP’s limited partnership interests in the form of Class D limited partnership interests. Mary Shea and John C. Morrissey, as trustees of the Survivors Trust under Article Eighth of the E&M Shea Revocable Trust, may be deemed to indirectly beneficially own 0.26% of SHLP’s limited partnership interests. The beneficiary of the Survivors Trust under Article Eighth of the E&M Shea Revocable Trust is Mary Shea.
(10)	The Peter and Carolyn Shea Revocable Trust directly beneficially owns 0.16% of SHLP’s limited partnership interests in the form of Class D limited partnership interests. Peter and Carolyn Shea, as trustees of the Peter and Carolyn Shea Revocable Trust, may be deemed to indirectly beneficially own 0.16% of SHLP’s limited partnership interests. The beneficiaries of the Peter & Carolyn Shea Revocable Trust are Peter and Carolyn Shea.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Shea Family of Companies

We are part of the Shea Family Owned Companies. The Shea family consists primarily of John Shea, Mary Shea (wife of his cousin, Edmund Shea, Jr.—deceased) and his cousin, Peter Shea, and their 17 children. While John Shea and Peter Shea actively participate in strategic management decisions for the Shea family companies, day-to-day management decisions with respect to the Shea family companies are made by Peter Shea, Jr. and John Morrissey, son-in-law of Edmund Shea, Jr., who serve as directors of J.F. Shea Construction Management, Inc., the ultimate general partner of SHLP.

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

Administrative Services Provided by JFSCI

We, along with certain other Shea Family Owned Companies, receive certain administrative services from JFSCI, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. This sharing and resultant allocation of costs is based on reasonable and customary practices, is governed by written agreement and requires related party transactions and monetary transfers to settle amounts owed between entities. For these services, we pay JFSCI a fee based on time spent by JFSCI employees on our related work. For the years ended December 31, 2013, 2012 and 2011, we recognized $20.3 million, $18.1 million and $16.4 million, respectively, of general and administrative expenses for corporate services provided by JFSCI.

JFSCI Note Receivable

Included in receivables from related parties, net are interest bearing note receivables from JFSCI, as follows:

At December 31,	JFSCI (net)	Highest Monthly Ending Balance
	(In thousands)
2013	$21,588	$24,648
2012	24,498	25,806
2011	25,381	166,050

These net note receivables from JFSCI result primarily from participation in JFSCI’s centralized cash management function. Previously, the net note receivable from JFSCI was unsecured and due on demand. In May 2011, concurrent with issuance of the Secured Notes, the receivable was partially paid down and the balance converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In January 2014, and the years 2013 and 2012, JFSCI made prepayments, including accrued interest, of $8.4 million, $3.8 million and $1.9 million, respectively, and applied these to future installments such that JFSCI would not be required to make its next installment payment until November 2016. For the years ended December 31, 2013 and 2012, the net note receivable from JFSCI earned interest of $0.9 million and $1.0 million, respectively.

Non-Interest Bearing Receivables and Payables

We and certain other Shea Family Owned Companies, primarily JFSCI, also engage in specific transactions with third parties on behalf of each other that primarily relate to employee payroll and payment of subcontractor and supplier invoices. The resultant receivables and payables are non-interest bearing and due on demand. Payroll is funded when paid and the receivables and payables resulting from subcontractor and supplier invoice payments are settled monthly.

At December 31, 2013, 2012 and 2011, non-interest-bearing receivables from related parties, including JFSCI, were approximately $3.7 million, $2.1 million and $0.9 million, respectively. During the years ended December 31, 2013, 2012 and 2011, the highest month-end balance of non-interest-bearing receivables from related parties, including JFSCI, was $4.7 million, $2.1 million and $14.0 million, respectively.

At December 31, 2013, 2012 and 2011, non-interest-bearing payables to related parties, including JFSCI, which primarily result from payments made on our behalf by such parties, were $0.1 million, $0.1 million and $2.3 million, respectively.

Tax Distribution Agreement

SHLP, the partners of SHLP, and the direct and indirect holders of all beneficial interests in SHLP, entered into an agreement which requires SHLP to distribute cash payments to its partners for taxes incurred by such partners (or their direct or indirect holders) for their ownership interest in SHLP. Under the Tax Distribution Agreement, SHLP is required to make distributions to its partners quarterly or annually if the aggregate income tax liability of the SHLP partners (or their direct or indirect holders) with respect to allocations of income to such persons for periods commencing on or after January 1, 2011, at any time exceeds amounts previously distributed to such persons after January 1, 2011 (excluding for this purpose certain distributions otherwise permitted pursuant to the indenture). The aggregate income tax liability of the SHLP partners (or their direct or indirect holders) is determined on a notional basis by multiplying the income allocated to such partners (or their direct or indirect holders) for tax purposes by the highest aggregate marginal combined federal, state and local income tax rates applicable to such income. Under the Tax Distribution Agreement, SHLP is also required to make distributions to its partners to pay the adjusted income tax liability of the SHLP partners (or their direct or indirect holders) as a result of an adjustment to items of income, gain, loss, or deduction of SHLP upon the resolution of any tax proceeding of SHLP or any entity treated as a “pass-through” entity under

U.S. federal income tax principles in which SHLP has an ownership interest, including the CCM proceeding (see discussion of CCM proceeding in Note 13 in the accompanying notes to the consolidated financial statements). Such adjusted income tax liability of the SHLP partners (or their direct or indirect holders) is determined by multiplying the increase in income (or reduction of loss) allocated to such partners (or their direct or indirect holders) for tax purposes basis by the highest aggregate marginal combined federal, state and local income tax rates applicable to such income or loss.

General Contractor Services

SHLP, SHI and J.F. Shea Construction Management, Inc. hold contractor’s licenses in various jurisdictions and use their licenses to build homes on behalf of their wholly-owned subsidiaries. These companies do not charge a fee for performing such contracting services.

In 2010, we acquired a new project in north Las Vegas, Nevada. Because SHLP or SHI do not hold a contractor’s license in Nevada, JFSCI, which holds a contractor’s license in Nevada, is the general contractor on this project. JFSCI does not receive fees for this service. All project costs are paid by us.

In Florida, J.F. Shea Construction Management, Inc. holds the contractor’s license and acts as general contractor for our homes built in that state. J.F. Shea Construction Management, Inc. does not receive fees for this service. All project costs are paid by us.

Transactions with Unconsolidated Joint Ventures and Other Shea Family Owned Companies

Notes Receivable from Unconsolidated Joint Ventures

Notes receivable, including accrued interest, from unconsolidated joint ventures as follows:

	Amount Outstanding at December 31,
Borrower	2013	2012	2011
		(In thousands)
TCD Bradbury LLC	$0	$0	$15,122
Meridian-MB Investments, LLC	0	0	10,136
Vistancia West Holdings, LP	771	0	0
AGS Jubilee, LLC	266	268	373

Total	$1,037	$268	$25,631

Notes receivable from TCD Bradbury LLC and Meridian-MB Investments, LLC were held by our consolidated joint venture SCLLC. In March 2012, our interest in SCLLC was redeemed by SCLLC and therefore, effective March 31, 2012, the two aforementioned notes receivable were no longer included in these consolidated financial statements.

At December 31, 2013 and 2012, the note receivable from Vistancia West Holdings, LP bears interest at 8% and matures in September 2020. The note receivable from AGS Jubilee, LLC bears interest at 8%, can earn additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of AGS Jubilee, LLC, and can be repaid prior to its maturity in June 2020.

Notes Receivable from Shea Family Owned Companies

We also had notes receivable, including accrued interest, from the following Shea Family Owned Companies which we had no ownership interest:

	Amount Outstanding at December 31,
Borrower	2013	2012	2011
		(In thousands)
Shea Management LLC	$2,292	$2,219	$2,147
Shea Properties Management Company, Inc.	10,572	10,572	10,573
Shea Baker Ranch, LLC	2,254	2,160	2,070
Shea Properties II, LLC	3,704	4,989	6,223
Shea Properties LLC	0	0	0

Subtotal	18,822	19,940	21,013
Valuation reserve (1)	(12,842)	(12,766)	(12,697)

Total	$5,980	$7,174	$8,316

(1)	In 2009, we recorded reserves in the full amount of the notes receivable from Shea Management LLC and Shea Properties Management Company, Inc. due to uncertainty of collection. In June 2011, Shea Properties Management Company, Inc. paid the accrued interest for 2010 and 2011. Therefore, current interest from Shea Properties Management Company, Inc. is not reserved.

At December 31, 2013 and 2012, these notes were unsecured, bore interest ranging from Prime less 0.75% (2.5%) to Prime plus 1% (4.25%), and mature from August 2016 through April 2021.

Guarantees and Other Credit Support

At December 31, 2013, we had remargin guarantees of outstanding unconsolidated joint venture debt of $52.5 million, where we hold an ownership interest, of which our maximum remargin obligation was $28.7 million. We also have indemnification and/or reimbursement agreements, under which we could potentially recover a portion of any remargin payments made to the bank. However, we cannot provide assurance that we would be able to collect under these indemnity/reimbursement agreements.

We provided indemnification for bonds issued by unconsolidated joint ventures and other Shea Family Owned Companies. At December 31, 2013, we had $22.8 million of costs to complete on $63.7 million of surety bonds issued by unconsolidated joint ventures and $1.6 million of costs to complete on $4.9 million of surety bonds issued by other Shea Family Owned Companies.

In addition, we may issue letters of credit under its letter of credit facility on behalf of our unconsolidated joint ventures. At December 31, 2013, we had no letters of credit outstanding on behalf of unconsolidated joint ventures.

Management of Joint Ventures

We are the managing member for three unconsolidated joint ventures, including Riverpark Legacy, LLC, Tustin Legacy, LLC and Marina Community Partners, LLC, where one of our joint venture partners is Shea Properties LLC or Shea Properties II, LLC, both related companies.

For our services, we receive a management fee from unconsolidated joint ventures as reimbursement for direct and overhead costs incurred by us on behalf of the joint ventures and other associated costs. Fees from these unconsolidated joint ventures representing reimbursement of our costs are recorded as a reduction to general and administrative expense. Fees from these unconsolidated joint ventures representing amounts in excess of our costs are recorded as revenues. For the years ended December 31, 2013, 2012 and 2011, $8.0 million, $4.3 million and $3.6 million of management fees, respectively, were offset against general and administrative expenses, and $0.5 million, $0.2 million and $1.7 million of management fees, respectively, were included in revenues.

Redemption or Purchase of Interest in Joint Venture

In March 2012, our entire 58% interest in SCLLC, a consolidated joint venture with Shea Properties, LLC, a related party and the non-controlling member, was redeemed by SCLLC. In valuing its 58% interest in SCLLC, and to ensure receipt of net assets of equal value to its ownership interest, we used third-party real estate appraisals. The estimated fair value of the assets received by us was $30.8 million. However, as the non-controlling member is a related party under common control, the assets and liabilities received by us were recorded at net book value and the difference in our investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to our equity.

As consideration for the redemption, SCLLC distributed assets and liabilities to us having a net book value of $24.0 million, including $2.2 million of cash, a $3.0 million secured note receivable, $20.0 million of inventory and $1.2 million of other liabilities. As a result of this redemption, effective March 31, 2012, SCLLC is no longer included in these consolidated financial statements. This transaction resulted in a net reduction of $41.8 million in assets and $2.0 million in liabilities, and a $39.8 million reduction in total equity, of which $11.6 million was attributable to our equity and $28.2 million was attributable to non-controlling interests.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture to the joint venture partner for $14.0 million, of which $3.0 million was distributed to non-controlling interests (the “Vistancia Sale”). We realized a $5.2 million gain, of which $5.9 million was included in other income (expense), net and $0.7 million of interest expense previously capitalized to our investment was written off to equity in income (loss) from joint ventures. In addition, as no other assets of Vistancia, LLC economically benefit the non-controlling member, we recorded the remaining $3.3 million distribution payable to this member, which is included in other liabilities in the consolidated balance sheets with a corresponding charge to other income (expense), net in the consolidated statements of operations. In May 2012, for a nominal amount, we purchased the non-controlling member’s entire 16.7% interest in Vistancia, LLC; however, the distribution payable remained, which is paid $0.1 million quarterly. At December 31, 2013 and 2012, the distribution payable was $2.5 million and $2.9 million, respectively.

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, we effectively remain a 10% guarantor on certain community facility district bond obligations to which we must meet a minimum calculated tangible net worth; otherwise, we are required to fund collateral to the bond issuer. At December 31, 2013 and 2012, we exceeded the minimum tangible net worth requirement.

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

From December 2009 to February 2010, PIC paid $86.2 million of insurance premiums to certain third-party insurance carriers (including, in part through JFSCI) whereby PIC either novated or reinsured its workers’ compensation, commercial general liability and certain completed operations risks, in each case, with third-party insurance carriers (the “PIC Transaction”). This premium was partially funded from the sale of PIC’s marketable securities. PIC will remain in business until the reinsured claims and matching reinsurance receivables are processed, which we estimate will occur in the next 5 years. As a result of the PIC Transaction, PIC’s financial exposure is limited to (i) the portion of PIC’s original policy limits not reinsured and (ii) to the extent of the reinsurance policies, the creditworthiness of its reinsurers, which are highly rated by AM Best and/or have sufficient loss reserves funded in trusts.

We obtain workers compensation insurance, commercial general liability insurance, and certain insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third-party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverages provided by these third party insurance providers. Policies covering these items are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from Orlando Insurance Company, Inc., Virginia Insurance Company, Inc. and Bay Front Insurance Company, Inc. to insure these retentions or deductibles. For the years ended December 31, 2013 and 2012, amounts paid to these affiliates for this retention insurance coverage were $14.1 million and $13.1 million, respectively.

Real Property Transactions

In the ordinary course of business, we may enter into lot purchase agreements with Shea Family Owned Companies (related parties under common control) to facilitate land development. At December 31, 2013, we were not party to such agreements. Subsequent to December 31, 2013, we entered into two agreements:

•	In January 2014, we entered into a purchase and sale agreement to acquire undeveloped land in Northern California from a related party under common control. Consideration for the purchase includes an upfront cash payment of $4.4 million, the assumption of a $5.7 million liability, both of which represent the net book value of the selling party, plus future revenue participation payments (the “RAPA”). The RAPA is calculated at 11% of gross revenues from home closings, payable quarterly, and capped at $19.6 million. The RAPA liability, based on a third-party real estate appraisal, is estimated to be $19.6 million. As the transaction is with a related party under common control, the Company will record the real estate asset at the net book value of the related party, the estimated RAPA liability of $19.6 million and a charge to equity of $25.3 million.

•	In February 2014, the Company entered into a purchase and sale agreement to sell land in Southern California for $1.0 million. As the transaction is with a related party under common control, the $0.9 million of net sales proceeds received in excess of the net book value of the land sold will be recorded as an equity contribution.

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

In April 2011, through our consolidated joint venture SCLLC, we entered into transactions with the joint venture partner of two unconsolidated joint ventures in Colorado, in which we have a 50% ownership interest in each, SB Meridian Villages, LLC (“SBMV”) and TCD Bradbury LLC (“TCDB”). First, we assigned our membership interest in SBMV to our joint venture partner for $4.5 million, resulting in a $0.5 million gain. Second, we contributed $11.5 million in cash to TCDB and received $15.4 million of land with a $0.6 million secured promissory note payable, and the joint venture partner received $12.2 million of land and $6.5 million of cash. TCDB then paid off a bank note payable that was secured by the land distributed to the TCDB partners.

We and certain joint ventures lease office space under non-cancelable operating leases from the following entities in which the Shea family holds an ownership interest: Shea Center Livermore, LLC, Treena Street Partners and Highlands Ranch Shea Center II, LLC. The leases are for terms up to ten years and generally provide renewal options for terms up to an additional five years.

At December 31, 2013, future minimum rental payments under related party operating leases were as follows:

Payments Due By Year	December 31, 2013
(In thousands)
2014	$1,631
2015	1,267
2016	667
2017	366
2018 and thereafter	2,556

Total	$6,487

For the years ended December 31, 2013, 2012 and 2011, related party rental expense was $0.4 million, $0.6 million and $0.7 million, respectively.

Use of the Shea Homes Brand

Most of the Shea family homebuilding business under the Shea Homes brand is owned and operated by us. However, some homebuilding businesses and projects under the Shea Homes brand are, and will continue to be, owned and operated by legal entities that are owned and controlled by the Shea family separately from us. These legal entities are not Guarantors and their assets are not pledged as collateral for the Secured Notes. The homebuilding projects and related businesses owned and operated by these legal entities include:

•	Shea Homes North Carolina—Builds homes in North Carolina and South Carolina under the Shea Homes brand and shares a website with SHLP. Shea Homes North Carolina also contracts with JFSCI for certain management and administrative services. Shea Homes North Carolina is based in Charlotte, North Carolina and is owned and operated by children and nephews of John Shea and Mary Shea.

•	Shea Mortgage, Inc.—An entity that arranges mortgages for our homebuyers, helping to ensure homebuyers secure financing for their home purchases. Although closely related to the homebuilding operation, Shea Mortgage, Inc. is owned directly by members of the Shea family.

Policy on Transactions with Related Parties

We have a policy in place to routinely evaluate related party transactions. This policy, which includes obtaining JFSCM Board approval or third-party valuation appraisals where appropriate, ensures compliance with the covenants contained in the Indenture governing our Secured Notes and Revolver.

Board of Directors

Director Independence

Although we are not listed on any national securities exchange, we have used the standards of director independence as promulgated by the New York Stock Exchange. None of the directors of J.F. Shea Construction Management, Inc., our ultimate general partner, are independent under the New York Stock Exchange standard for directors or for compensation committee members. The members of the audit committee of the board of directors of J.F. Shea Construction Management, Inc., which include Peter Shea, Jr., John Morrissey, James G. Shontere and Ross Kay, are also not independent under the New York Stock Exchange standards of independence for audit committee members. The board of directors of J.F. Shea Construction Management, Inc. determined that Jim Shontere qualifies as an “audit committee financial expert” as defined by SEC rules, based on his education, experience and background.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent registered public accounting firm for our 2013 and 2012 fiscal years. Services provided by Ernst & Young LLP and related fees billed in each of our last two fiscal years were as follows:

	December 31,
	2013	2012
	(In thousands)
Audit Fees	$520	$443
Audit Related Fees	2	154
Tax Fees	213	272

Total Fees	$735	$869

In 2013 and 2012, audit fees include an annual consolidated financial statement audit and three quarterly reviews. Audit related fees in 2012 include attestation services performed for the registration of our Secured Notes on Form S-4. Tax fees include fees for review of our federal and state income tax returns, tax planning and tax advice.

The audit committee has considered whether the non-audit services provided to us by Ernst & Young LLP impaired the independence of Ernst & Young LLP and concluded that they did not. All services performed by Ernst & Young LLP were pre-approved in accordance with the pre-approval policy adopted by the audit committee. The policy requires pre-approval of all audit, audit-related, tax and other permissible non-audit services provided by Ernst & Young LLP annually and additional services as needed. The policy also requires additional approval of engagements previously approved but anticipated to exceed pre-approved fee levels.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:

	Report of Independent Registered Public Accounting Firm	44
	Consolidated Balance Sheets at December 31, 2013 and 2012	45
	Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	46
	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011	47
	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2013, 2012 and 2011	48
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	49
	Notes to Consolidated Financial Statements	50

(2)	Financial Statement Schedules

	Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 94 – 95 below

(b)	Index to Exhibits. See Index to Exhibits on pages 94 – 95 below

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

March 17, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERTO F. SELVA (Roberto F. Selva)	President and Chief Executive Officer (Principal Executive Officer)	March 17, 2014

/S/ ANDREW H. PARNES (Andrew H. Parnes)	Chief Financial Officer (Principal Financial Officer)	March 17, 2014

/S/ ANDREW T. ROUNDTREE (Andrew T. Roundtree)	Vice President, Corporate Controller (Principal Accounting Officer)	March 17, 2014

/S/ JOHN F. SHEA (John F. Shea)	Director	March 17, 2014

/S/ PETER O. SHEA (Peter O. Shea)	Director	March 17, 2014

/S/ PETER O. SHEA, JR. (Peter O. Shea, Jr.)	Director	March 17, 2014

/S/ JOHN C. MORRISSEY (John C. Morrissey)	Director	March 17, 2014

/S/ JAMES G. SHONTERE (James G. Shontere)	Director	March 17, 2014

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material was sent to security holders during the last fiscal year, and no such report or material is expected to be sent in the current fiscal year.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Shea Homes Limited Partnership (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

3.2	First Amendment to Seventh Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013 (File No. 333-177328)).

4.1	Indenture, dated May 10, 2011, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (including the form of 8.625% Senior Secured Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

4.2	Registration Rights Agreement, dated May 10, 2011 between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Credit Suisse Securities (USA) LLC, as Initial Purchaser (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

4.3	Intercreditor Agreement, dated May 10, 2011, among Shea Homes Limited Partnership, the grantors party thereto, Wells Fargo Bank, National Association and Credit Suisse AG (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 24, 2012 (File No. 333-177328))

4.4	First Supplemental Indenture, dated October 16, 2013, among Shea Homes Limited Partnership, and Shea Homes Funding Corp., as issuers, the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on November 12, 2013 (File No. 333-177328))

4.5	Second Supplemental Indenture, dated November 4, 2013, among Shea Homes Limited Partnership, and Shea Homes Funding Corp., as issuers, the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on November 4, 2013 (File No. 333-177328))

4.6	Third Supplemental Indenture, dated February 25, 2014, among Shea Homes Limited Partnership, and Shea Homes Funding Corp., as issuers, the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee

10.1	Letter of Credit Facility, dated as of May 10, 2011, among Shea Homes Limited Partnership, Shea Homes Funding Corp., the subsidiary guarantors party thereto, the participants party thereto and Credit Suisse AG, including exhibits and schedules thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

10.2	Security Agreement, dated as of May 10, 2011, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors identified therein, Credit Suisse AG, as Administrative Agent and Wells Fargo Bank, National Association, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

10.3	Tax Distribution Agreement, dated as of May 10, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

10.4	Promissory Note, dated May 10, 2011 from J.F. Shea, Co., Inc. to Shea Homes, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 22, 2011 (File No. 333-177328))

10.5	Services Agreement, dated as of May 1, 2011, among Shea Homes Limited Partnership, Shea Homes, Inc. and J.F. Shea Co., Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 24, 2012 (File No. 333-177328))

10.6	Services Agreement, dated as of May 1, 2011, among Shea Homes Limited Partnership, Shea Homes, Inc., J.F. Shea, L.P. and J.F. Shea Construction Management, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 24, 2012 (File No. 333-177328))

Exhibit No.	Description

10.7	Shea Homes Appreciation Rights Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2012 (File No. 333-177328)) +

10.8	Offer Letter from Shea Homes Limited Partnership to Andrew H. Parnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2012 (File No. 333-177328)) +

10.9	Credit Agreement dated as of February 20, 2014, by and among Shea Homes Limited Partnership, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2014 (File No. 333-177328))

10.10	Amended and Restated Security Agreement dated as of February 20, 2014 among the Company, the Guarantors and Wells Fargo Bank, National Association as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2014 (File No. 333-177328))

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Shea Homes Limited Partnership’s annual report on Form 10-K for the year ended December 31, 2013, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Indicates a management contract or compensatory plan or arrangement