Form 10-Q
period 2014-03-31
Shea Homes Limited Partnership
filed 2014-05-12
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-177328

SHEA HOMES LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

California	95-4240219
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

655 Brea Canyon Road, Walnut, CA 91789	91789-3078
(Address of principal executive offices)	(Zip Code)

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

SHEA HOMES LIMITED PARTNERSHIP

FORM 10-Q

INDEX

		Page No.

PART 1. Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013	1

	Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2014 and 2013	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013	3

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2014 and 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	5

	Notes to Condensed Consolidated Financial Statements at March 31, 2014 (Unaudited) and December 31, 2013, and for the Three Months Ended March 31, 2014 and 2013 (Unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	44

ITEM 4.	Controls and Procedures	45

PART 2. Other Information

ITEM 1.	Legal Proceedings	46

ITEM 1A.	Risk Factors	46

ITEM 6.	Exhibits	47

SIGNATURES		48

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Balance Sheets

(In thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$104,775	$206,205
Restricted cash	996	1,189
Accounts and other receivables, net	153,845	147,499
Receivables from related parties, net	21,988	32,350
Inventory	1,132,196	1,013,272
Investments in unconsolidated joint ventures	52,535	47,748
Other assets, net	57,112	57,070

Total assets	$1,523,447	$1,505,333

Liabilities and equity
Liabilities:
Notes payable	$752,092	$751,708
Payables to related parties	5,599	21
Accounts payable	44,605	62,346
Other liabilities	288,551	245,801

Total liabilities	1,090,847	1,059,876
Equity:
SHLP equity:
Owners’ equity	427,235	440,268
Accumulated other comprehensive income	4,967	4,788

Total SHLP equity	432,202	445,056
Non-controlling interests	398	401

Total equity	432,600	445,457

Total liabilities and equity	$1,523,447	$1,505,333

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Income

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Revenues	$180,115	$134,960
Cost of sales	(135,258)	(103,424)

Gross margin	44,857	31,536
Selling expenses	(11,740)	(10,154)
General and administrative expenses	(15,304)	(11,957)
Equity in income (loss) from unconsolidated joint ventures	406	(632)
Gain on reinsurance transaction	1,345	648
Interest expense	(118)	(3,433)
Other income (expense), net	(473)	770

Income before income taxes	18,973	6,778
Income tax benefit (expense)	(7,678)	59

Net income	11,295	6,837
Less: Net loss attributable to non-controlling interests	3	1

Net income attributable to SHLP	$11,298	$6,838

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Net income	$11,295	$6,837
Other comprehensive income, before tax
Unrealized investment holding gains during the year	296	250
Less: Reclassification adjustments for investment gains included in net income	0	(37)

Comprehensive income, before tax	11,591	7,050
Income tax expense	(117)	(83)

Comprehensive income, net of tax	11,474	6,967
Less: Comprehensive loss attributable to non-controlling interests	3	1

Comprehensive income attributable to SHLP	$11,477	$6,968

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership							Non- controlling Interests	Total Equity
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total SHLP Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2012	$1,863	$173,555	$138,413	$490	$314,321	$4,517	$318,838	$409	$319,247
Comprehensive income (loss):
Net income (loss)	0	0	6,838	0	6,838	0	6,838	(1)	6,837
Change in unrealized gains on investments, net	0	0	0	0	0	130	130	0	130

Total comprehensive income (loss)							6,968	(1)	6,967

Balance, March 31, 2013 (unaudited)	$1,863	$173,555	$145,251	$490	$321,159	$4,647	$325,806	$408	$326,214

Balance, December 31, 2013	$35,996	$216,934	$177,866	$9,472	$440,268	$4,788	$445,056	$401	$445,457
Comprehensive income:
Net income (loss)	7,772	475	1,006	2,045	11,298	0	11,298	(3)	11,295
Change in unrealized gains on investments, net	0	0	0	0	0	179	179	0	179

Total comprehensive income							11,477	(3)	11,474
Contributions from owners (a)	748	0	0	197	945	0	945	0	945
Distributions to owners (b)	(20,010)	0	0	(5,266)	(25,276)	0	(25,276)	0	(25,276)

Balance, March 31, 2014 (unaudited)	$24,506	$217,409	$178,872	$6,448	$427,235	$4,967	$432,202	$398	$432,600

(a)	In February 2014, the Company sold property to a related party under common control and, in accordance with GAAP, $0.9 million of consideration received in excess of the net book value was recorded as an equity contribution from its owners.
(b)	In January 2014, the Company acquired property from a related party under common control for $4.4 million cash, assumption of a $1.3 million liability, and estimated future revenue participation payments of $19.6 million. The $25.3 million of consideration was recorded as an equity distribution to its owners.

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Operating activities
Net income	$11,295	$6,837
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (income) loss from unconsolidated joint ventures	(406)	632
Gain on reinsurance transaction	(1,345)	(648)
Net gain on sale of available-for-sale investments	0	(10)
Depreciation and amortization expense	1,923	1,759
Net interest capitalized on investment in joint ventures	(875)	(257)
Distributions of earnings from joint ventures	1,130	0
Changes in operating assets and liabilities:
Restricted cash	193	10,343
Receivables and other assets	(6,395)	(4,755)
Inventory	(118,924)	(44,743)
Payables and other liabilities	10,742	2,879

Net cash used in operating activities	(102,662)	(27,963)
Investing activities
Proceeds from sale of available-for-sale investments	86	3,069
Net collections on promissory notes from related parties	10,461	385
Investments in unconsolidated joint ventures	(4,452)	(4,028)
Distributions from unconsolidated joint ventures	0	500

Net cash provided by (used in) investing activities	6,095	(74)
Financing activities
Principal payments to financial institutions and others	(1,423)	(241)
Contributions from owners	945	0
Distributions to owners	(4,385)	0

Net cash used in financing activities	(4,863)	(241)

Net decrease in cash and cash equivalents	(101,430)	(28,278)
Cash and cash equivalents at beginning of period	206,205	279,756

Cash and cash equivalents at end of period	$104,775	$251,478

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of Shea Homes Limited Partnership (“SHLP”) and its wholly-owned subsidiaries, including Shea Homes, Inc. (“SHI”) and its wholly-owned subsidiaries. The Company consolidates all joint ventures in which it has a controlling interest or other ventures in which it is the primary beneficiary of a variable interest entity (“VIE”). Material intercompany accounts and transactions are eliminated. The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and notes required by GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2013. Adjustments, consisting of normal, recurring accruals and loss reserves, considered necessary for a fair presentation, are included.

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

Nature of Operations

Our principal business purpose is homebuilding, which includes acquiring and developing land and constructing and selling new residential homes thereon. To a lesser degree, we develop lots and sell them to other homebuilders. Our principal markets are California, Arizona, Colorado, Washington, Nevada, Florida, Virginia and Texas.

We own a captive insurance company, Partners Insurance Company, Inc. (“PIC”), which provided warranty, general liability, workers’ compensation and completed operations insurance for related companies and third-party subcontractors. Effective for the policy years commencing in 2007, PIC ceased issuing policies for these coverages (see Note 11).

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three months ended March 31, 2014 are not necessarily indicative of results expected for the year ended December 31, 2014.

Use of Estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates primarily relate to valuation of certain real estate and reserves for self-insured risks. Actual results could differ significantly from those estimates.

2. Summary of Significant Accounting Policies

Inventory

We capitalize preacquisition, land, development and other allocated costs, including interest during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to selling, general and administrative, and other expenses as appropriate. Preacquisition costs, including non-refundable land deposits, are expensed to other income (expense), net when we determine continuation of the respective project is not probable.

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

3. Restricted Cash

At March 31, 2014 and December 31, 2013, restricted cash included cash customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds. At March 31, 2014 and December 31, 2013, restricted cash was $1.0 million and $1.2 million, respectively.

4. Fair Value Disclosures

At March 31, 2014 and December 31, 2013, as required by ASC 825, the following presents net book values and estimated fair values of notes payable.

	March 31, 2014		December 31, 2013
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 senior secured notes	$750,000	$825,000	$750,000	$830,625
Secured promissory notes	$2,092	$2,092	$1,708	$1,708

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

5. Accounts and Other Receivables, net

At March 31, 2014 and December 31, 2013, accounts and other receivables, net were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Insurance receivables	$137,644	$138,610
Escrow receivables	7,154	586
Notes receivables	4,308	3,155
Development receivables	1,932	3,093
Other receivables	4,718	4,031
Reserve	(1,911)	(1,976)

Total accounts and other receivables, net	$153,845	$147,499

Insurance receivables are from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on closed homes (see Note 11). Closed homes for policy years August 1, 2001 to July 31, 2009 are insured or reinsured with third-party insurance carriers, and closed homes for policy years commencing August 1, 2009 are insured with third-party and affiliate insurance carriers. At March 31, 2014 and December 31, 2013, insurance receivables from affiliate insurance carriers were $47.2 million and $44.0 million, respectively.

We reserve for uncollectible receivables that are specifically identified.

6. Inventory

At March 31, 2014 and December 31, 2013, inventory was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Model homes	$104,549	$87,728
Completed homes for sale	34,237	20,285
Homes under construction	299,579	257,662
Lots available for construction	354,471	342,622
Land under development	154,801	122,257
Land held for future development	80,413	70,618
Land held for sale, including water system connection rights	82,595	79,102
Land deposits and preacquisition costs	21,551	32,998

Total inventory	$1,132,196	$1,013,272

Model homes, completed homes for sale and homes under construction include all costs associated with home construction, including land, development, indirects, permits, and vertical construction. Lots available for construction include costs incurred prior to home construction such as land, development, indirects and permits. Land under development includes costs incurred during site development such as land, development, indirects and permits. Land under development transfers to lots available for construction once site development is complete and is ready for vertical construction. Land is classified as held for future development if no significant development has occurred. Land held for sale, including water system connection rights, represents residential and commercial land designated for sale, as well as water system connection rights held that will be transferred to homebuyers upon closing of their home, transferred upon sale of land to the respective buyer, sold or otherwise leased.

Impairment

Inventory, including the captions above, are stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventories are adjusted to fair value or fair value less costs to sell (see Note 2).

For the three months ended March 31, 2014 and 2013, there were no inventory impairment charges.

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

For the three months ended March 31, 2014 and 2013, interest incurred, capitalized and expensed was as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Interest incurred	$16,929	$16,768

Interest expensed (a)	$118	$3,433

Interest capitalized as a cost of inventory during the period	$15,936	$13,078

Interest previously capitalized as a cost of inventory, included in cost of sales	$(10,844)	$(9,511)

Interest capitalized in ending inventory (b)	$107,192	$106,416

Interest capitalized as a cost of investments in unconsolidated joint ventures during the period	$875	$257

Interest previously capitalized as a cost of investments in unconsolidated joint ventures, included in equity in income (loss) from unconsolidated joint ventures	$(267)	$(257)

Interest capitalized in ending investments in unconsolidated joint ventures	$1,697	$0

(a)	For the three-months ended March 31, 2014, qualifying assets exceeded debt, therefore no interest on the Secured Notes was expensed; interest expense represents fees charged on the unused revolving credit facility that is not considered a cost of borrowing and is not capitalized. For the three months ended March 31, 2013, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed.
(b)	Inventory impairment charges were recorded against total inventory of the respective community in prior periods. Capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

7. Investments in Unconsolidated Joint Ventures

Unconsolidated joint ventures, which we do not control but have significant influence through ownership interests generally up to 50%, are accounted for using the equity method of accounting. These joint ventures are generally involved in real property development and house construction and sales. Earnings and losses are allocated in accordance with terms of joint venture agreements.

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, the joint ventures. At March 31, 2014 and December 31, 2013, Deficit Distributions were $0.5 million and $0.4 million, respectively.

For the three months ended March 31, 2014 and 2013, there were no impairments on investments in unconsolidated joint ventures.

At March 31, 2014 and December 31, 2013, total unconsolidated joint ventures’ notes payable was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$49,663	$52,515
Non-Guaranteed	11,010	10,073

Total bank and seller notes payable (a)	60,673	62,588

Partner notes payable (b):
Unsecured	15,844	16,001

Total unconsolidated joint venture notes payable	$76,517	$78,589

Other unconsolidated joint venture notes payable (c)	$12,051	$55,441

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable. In January 2014, a $3.2 million partner note from one joint venture was paid off.
(c)	Through indirect effective ownership in two joint ventures of 12.3% and 0.0003%, respectively, that had bank notes payable secured by real property in which we have not provided any guarantee.

At March 31, 2014 and December 31, 2013, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees.

For a joint venture, RRWS, LLC (“RRWS”), we have a remargin obligation that is limited to the lesser of 50% of the outstanding balance or $35.0 million in total for all of the joint venture loans, which outstanding loan balances at March 31, 2014 and December 31, 2013 were $42.2 million and $47.7 million, respectively. Consequently, our maximum remargin obligation at March 31, 2014 and December 31, 2013 was $21.1 million and $23.8 million, respectively. We also have an indemnification agreement where we could potentially recover a portion of any remargin payments made by the Company. However, we cannot provide assurance we could collect under this indemnity agreement.

For a second joint venture, Polo Estates Ventures, LLC (“Polo”), we have a joint and several remargin guarantee on loan obligations which, in total, at March 31, 2014 and December 31, 2013, were $7.4 million and $4.8 million, respectively. At both March 31, 2014 and December 31, 2013, total maximum borrowings permitted on these loans was $21.6 million. We also have reimbursement rights where we could potentially recover a portion of any remargin payments made by the Company. However, we cannot provide assurance we could collect such reimbursements.

No liabilities were recorded for these guarantees at March 31, 2014 and December 31, 2013 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment would be required.

Our ability to make joint venture and other restricted payments and investments is governed by the Indenture governing the Secured Notes (the “Indenture”). We are permitted to make restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available as long as our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. The aggregate amount of restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture) generated from and including October 1, 2013, plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company from and including October 1, 2013, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. In 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At March 31, 2014 and December 31, 2013, we made aggregate capital contributions of $15.1 million and $15.1 million, respectively, to this joint venture.

8. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in the financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. All VIEs with which we were involved at March 31, 2014 and December 31, 2013 were evaluated to determine the primary beneficiary.

Joint Ventures

We enter into joint ventures for homebuilding and land development activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the venture. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At March 31, 2014 and December 31, 2013, these joint ventures were not consolidated in our consolidated financial statements since they were not VIEs, or if they were VIEs, we were not the primary beneficiary.

At March 31, 2014 and December 31, 2013, we had a variable interest in an unconsolidated joint venture determined to be a VIE. The joint venture, RRWS, was formed in December 2012 and is owned 50% by the Company and 50% by a third-party real estate developer (the “RRWS Partner”). Several acquisition, development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loan. The Company and RRWS Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. In addition, the Company and RRWS Partner executed loan-to-value maintenance agreements for each loan on a joint and several basis. The Company has a maximum aggregate liability under the re-margin arrangements of the lesser of 50% of the outstanding balances or $35.0 million in total. Obligations of the Company and RRWS Partner under the re-margin arrangements are limited during the first two years of the loans. In addition to re-margin arrangements, the RRWS Partner, and several of its principals, executed repayment guarantees with no limit on their liability. At March 31, 2014 and December 31, 2013, outstanding bank notes payable were $42.2 million and $47.7 million, respectively, of which the Company has a maximum remargin obligation of $21.1 million and $23.8 million, respectively. The Company also has an indemnification agreement from the Partner, under which the Company could potentially recover a portion of any remargin payments made by the Company. However, the Company cannot provide assurance it could collect under this indemnity agreement.

At March 31, 2014 and December 31, 2013, we had a variable interest in a second unconsolidated joint venture determined to be a VIE. The joint venture, Polo, was formed in November 2012 and is owned 50% by the Company and 50% by a third-party investor (“Polo Partner”). Polo entered into acquisition, development and construction loans in July 2013 with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loan. The Company and Polo Partner each executed loan-to-value maintenance arrangements for each loan on a joint and several basis. At March 31, 2014 and December 31, 2013, outstanding bank notes payable were $7.4 million and $4.8 million, respectively, and total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. The Company also has reimbursement rights where the Company could potentially recover a portion of any remargin payments made by the Company. However, the Company cannot provide assurance it could collect such reimbursements.

In accordance with ASC 810, we determined we were not the primary beneficiary of RRWS and Polo because we did not have the power to direct activities that most significantly impact the economic performance of RRWS and Polo, such as determining or limiting the scope or purpose of the respective entity, selling or transferring property owned or controlled by the respective entity, and arranging financing for the respective entity.

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

In accordance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At March 31, 2014 and December 31, 2013, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At March 31, 2014, we had $1.1 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having a $29.8 million remaining purchase price. We also had $18.6 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $342.8 million remaining purchase price.

Our loss exposure on land option contracts consists of non-refundable deposits, which were $19.0 million and $6.9 million at March 31, 2014 and December 31, 2013, respectively, and capitalized preacquisition costs of $1.9 million and $12.0 million, respectively, which were included in inventory in the consolidated balance sheets.

9. Other Assets, Net

At March 31, 2014 and December 31, 2013, other assets were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Income tax receivable	$0	$2,199
Deferred tax asset (see Note 13)	15,898	16,337
Investments	9,648	9,439
Property and equipment, net	4,476	4,103
Capitalized loan origination fees	8,152	11,089
Prepaid bank fees	38	152
Deposits in lieu of bonds and letters of credit	10,815	10,294
Prepaid insurance	3,549	2,460
Other	4,536	997

Total other assets, net	$57,112	$57,070

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

For the three months ended March 31, 2014 and 2013, there were no realized gains on available-for-sale securities.

Capitalized Loan Origination Fees

In accordance with ASC 470, loan origination fees are capitalized and amortized as interest over the term of the related debt.

Deposits in Lieu of Bonds and Letters of Credit

We make cash deposits in lieu of bonds with various agencies for some homebuilding projects. These deposits may be returned as the collateral requirements decrease or replaced with new bonds.

10. Notes Payable

At March 31, 2014 and December 31, 2013, notes payable were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
$750.0 million 8.625% senior secured notes (the “Secured Notes”), due May 2019	$750,000	$750,000
$125.0 million secured revolving credit facility (the “Revolver”), interest currently at the Eurodollar rate plus 2.75%, matures March 1, 2016	0	0
Promissory notes, interest ranging from 1% to 6%, maturing through 2014, secured by deeds of trust on inventory	2,092	1,708

Total notes payable	$752,092	$751,708

On May 10, 2011, our Secured Notes were issued at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At March 31, 2014 and December 31, 2013, accrued interest was $24.3 million and $8.1 million, respectively.

The indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand unto unrelated businesses, and enter in certain transaction with our affiliates. At March 31, 2014 and December 31, 2013, we were in compliance with these covenants.

In February 2014, the Company replaced its $75.0 million letter of credit facility with the Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the credit agreement governing the Revolver (the “Credit Agreement”), plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and the Company is subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If the Company does not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At March 31, 2014, we were in compliance with these covenants.

11. Other Liabilities

At March 31, 2014 and December 31, 2013, other liabilities were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Completed operations	$137,644	$138,610
Warranty reserves	21,181	20,648
Income tax payable	3,942	0
Accrued profit and revenue participation arrangements (see Note 12)	21,124	678
Deferred revenue/gain	28,182	29,358
Provisions for closed homes/communities	9,322	10,591
Deposits (primarily homebuyer)	17,034	14,281
Legal reserves	4,748	4,576
Accrued interest	24,258	8,086
Accrued compensation and benefits	9,902	9,389
Distributions payable	2,441	2,531
Deficit Distributions (see Note 7)	536	351
Other	8,237	6,702

Total other liabilities	$288,551	$245,801

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

For the three months ended March 31, 2014 and 2013, changes in completed operations reserves were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance, beginning of the period	$138,610	$131,519
Reserves provided	3,413	1,972
Claims paid	(4,379)	(2,241)

Balance, end of the period	$137,644	$131,250

Reserves provided for completed operations are generally fully offset by changes in insurance receivables (see Note 5); however, premiums paid for completed operations insurance policies are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record corresponding insurance receivables under applicable policies when recovery is probable. At March 31, 2014 and December 31, 2013, insurance receivables were $137.6 million and $138.6 million, respectively.

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

For the three months ended March 31, 2014 and 2013, changes in warranty liability were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Balance, beginning of the period	$20,648	$17,749
Provision for warranties	3,309	1,745
Warranty costs paid	(2,776)	(1,567)

Balance, end of the period	$21,181	$17,927

Deferred Revenue/Gain

Deferred revenue/gain represents deferred revenues or profit on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At March 31, 2014 and December 31, 2013, deferred revenue/gain primarily represents the PIC Transaction described below.

Completed operations claims were insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009 for policy years August 1, 2001 to July 31, 2007, and its completed operations risks from August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third party insurance carriers to insure these policies. As a result of this novation, a $19.2 million gain was deferred and will be recognized as income when related claims are paid. In addition, the deferred gain may increase or decrease based on changes in actuarial estimates. Changes to the deferred gain are recognized as current period income or expense. At March 31, 2014 and December 31, 2013, the unamortized deferred gain was $18.7 million and $18.9 million, respectively. For the three months ended March 31, 2014 and 2013, we recognized $0.2 million and $0.2 million, respectively, of this deferral as income, which was included in gain on reinsurance transaction, and represents the impact of income recognized from claims paid.

Second, PIC entered into reinsurance agreements with various unrelated reinsurers that reinsured 100% of its expected completed operations risks from August 1, 2001 to July 31, 2005. As a result of the reinsurance, a $15.6 million gain was deferred and will be recognized as income when the related claims are paid. In addition, the deferred gain may increase or decrease based on changes in actuarial estimates. Changes to the deferred gain are recognized as current period income or expense. At March 31, 2014 and December 31, 2013, the unamortized deferred gain was $6.6 million and $7.8 million, respectively. For the three months ended March 31, 2014 and 2013, we recognized $1.1 million and $0.4 million, respectively, of this deferral as income, which was included in gain on reinsurance transaction, and represents the impact of income recognized from claims paid.

As a result of the PIC Transaction, if the estimated ultimate loss to be paid under these policies exceeds the policy limits under the novation and reinsurance transactions, the shortfall is expected to be funded by JFSCI for the policies novated to JFSCI and by PIC for the policies it reinsured.

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. At March 31, 2014 and December 31, 2013, the remaining distribution payable was $2.4 million and $2.5 million, respectively.

12. Related Party Transactions

Related Party Receivables and Payables

At March 31, 2014 and December 31, 2013, receivables from related parties, net were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Note receivable from JFSCI	$13,378	$21,588
Notes receivable from unconsolidated joint ventures	1,370	1,037
Notes receivable from related parties	16,256	18,822
Reserves for note receivables from related parties	(12,860)	(12,842)
Receivables from related parties	3,844	3,745

Total receivables from related parties, net	$21,988	$32,350

In May 2011, concurrent with issuance of the Secured Notes, the previous unsecured receivable from JFSCI was partially paid down and the balance converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In 2014 and 2013, JFSCI elected to make prepayments, including accrued interest, of $8.4 million and $3.8 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until November 2016. At March 31, 2014 and December 31, 2013, the note receivable from JFSCI, including accrued interest, was $13.4 million and $21.6 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until November 2016, we do not anticipate collection risks on the note receivable from JFSCI.

At March 31, 2014 and December 31, 2013, notes receivable from unconsolidated joint ventures, including accrued interest, were $1.4 million and $1.0 million, respectively. These notes receivable bear interest ranging from 8% to 12% and mature in 2020. Further, the note bearing 8% interest can earn additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of these notes receivable, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note receivable. Based on these criteria, we do not anticipate collection risks on these notes receivable.

At March 31, 2014 and December 31, 2013, notes receivable from other related parties, including accrued interest, were $3.4 million and $6.0 million, respectively, net of related reserves of $12.9 million and $12.8 million, respectively. These notes are unsecured and mature from August 2016 through April 2021. At March 31, 2014 and December 31, 2013, these notes bore interest ranging from Prime less .75% (2.5%) to Prime plus 1% (4.25%). Quarterly, we evaluate collectability of these notes which includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. Based on these criteria, two notes receivable were deemed uncollectible and fully reserved. We do not anticipate collection risks on the other notes.

The Company, entities under common control and certain unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. Amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, are non-interest bearing, due on demand and generally paid monthly. At March 31, 2014 and December 31, 2013, these receivables were $3.8 million and $3.7 million, respectively, and these payables were $5.6 million and $0.1 million, respectively.

Real Property and Joint Venture Transactions

In January 2014, the Company entered into a purchase and sale agreement and acquired undeveloped land in Northern California. Consideration includes $4.4 million cash, assumption of a $1.3 million liability, and future revenue participation payments (the “RAPA”). The RAPA is calculated at 11% of gross revenues from home closings, payable quarterly and capped at $19.6 million. The RAPA liability, based on a third-party real estate appraisal, is estimated to be $19.6 million, which is included in other liabilities (see Note 11). As the transaction is with a related party under common control, the $25.3 million of consideration was recorded as an equity distribution to its owners.

In February 2014, the Company entered into a purchase and sale agreement to sell land in Southern California for $1.0 million to a related party under common control. The $0.9 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution.

At March 31, 2014 and 2013, we were the managing member for ten and nine, respectively, unconsolidated joint ventures and received management fees from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures and other associated costs. Fees representing cost reimbursement are recorded as an offset to general and administrative expenses; fees in excess of costs are recorded as revenues. For the three months ended March 31, 2014, $2.1 million of management fees were offset to general and administrative expenses, and $0.3 million of management fees were included in revenues. For the three months ended March 31, 2013, $1.6 million of management fees were offset to general and administrative expenses, and $0.1 million of management fees were included in revenues.

Other Related Party Transactions

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three months ended March 31, 2014 and 2013, general and administrative expenses included $6.3 million and $5.2 million, respectively, for corporate services provided by JFSCI.

We lease office space from related parties under non-cancelable operating leases with terms up to ten years that generally provide renewal options for terms up to an additional five years. For the three months ended March 31, 2014 and 2013, related party rental expense was $0.2 million and $0.1 million, respectively.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. Some of these policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverage provided by these third party and affiliate insurance providers. Policies covering these risks are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the three months ended March 31, 2014 and 2013, amounts paid to affiliates for this retention insurance coverage were $5.1 million and $3.9 million, respectively.

13. Income Taxes

For the three months ended March 31, 2014, income tax expense was $7.7 million. At March 31, 2014, the net deferred tax asset was $15.9 million, which primarily related to available loss carryforwards, inventory and investment impairments, and housing inventory and land basis differences. The $0.5 million deferred tax asset valuation allowance relates to capital losses that expire in 2016 and 2017, and the impairment of debt securities that mature in 2021 and 2022. We continue to monitor industry and economic conditions, and our ability to generate taxable income to determine the recoverability of the net deferred tax assets .

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, which were filed. On February 12, 2014, the Tax Court ruled in favor of the Company (the “Tax Court Decision”). Pursuant to the ruling, the Company is permitted to continue to report income and loss from the sale of homes in its planned developments using CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Company or the Partners. The Tax Court Decision is subject to appeal by the IRS to the U.S. Court of Appeals for the Ninth Circuit, and any appeal must be made before July 21, 2014.

If the Tax Court Decision is appealed, we believe our position would prevail and, accordingly, have not recorded a liability for related taxes or interest for SHI. Furthermore, as a limited partnership, income taxes, interest or penalties imposed on SHLP are the Partners’ responsibility and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court Decision is overturned, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $66 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $109 million to fund their related payments to the IRS and applicable state taxing authorities. However, the Indenture provides the amount we may pay on behalf of SHI and distribute to the Partners of SHLP for the matter may not exceed $70.0 million. Any potential shortfall would be absorbed by the SHLP Partners.

The Company anticipates filing Form 3115 with the IRS during the fourth quarter 2014 to change its tax accounting method of how it records certain expenses on its income tax returns. As the Company believes it is more-likely-than-not the change will be approved by the IRS, the Company reflected this new tax accounting method in preparing the tax provision for the three months ended March 31, 2014. As a result, the effective tax rate for the three months ended March 31, 2014 was not materially higher.

14. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and a general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return at 1.2% through December 31, 2016, 2.25% from January 1, 2017 to December 31, 2020, and Prime less 2.05% from January 1, 2021 and thereafter on unreturned capital balances. Series D holders have a 1% ownership interest and earn a preferred return at 2.0% through December 31, 2016, 12.75% from January 1, 2017 to December 31, 2020, and 7.0% from January 1, 2021 and thereafter on unreturned capital balances. At March 31, 2014 and December 31, 2013, accumulated undistributed preferred returns for Series B holders were $23.2 million and $22.7 million, respectively. At March 31, 2014 and December 31, 2013, accumulated undistributed preferred returns for Series D holders were $57.5 million and $56.6 million, respectively.

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

15. Contingencies and Commitments

At March 31, 2014 and December 31, 2013, certain unrecorded contingent liabilities and commitments were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Tax Court CCM case (capped at $70.0 million, see Note 13)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint ventures (see Note 7)	28,554	28,684
Costs to complete on surety bonds for Company projects	79,258	77,276
Costs to complete on surety bonds for joint venture projects	22,807	22,845
Costs to complete on surety bonds for related party projects	1,614	1,614
Water system connection rights purchase obligation	30,506	30,506

Total unrecorded contingent liabilities and commitments	$232,739	$230,925

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

We record a reserve for potential legal claims and regulatory matters when the specific facts and circumstances indicate that they are probable of occurring and a potential loss is reasonably estimable, and we revise these estimates when necessary. At March 31, 2014 and December 31, 2013, we had reserves of $4.7 million and $4.6 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. Other than the Tax Court Decision discussed in Note 13, at March 31, 2014, the range of reasonably possible losses in excess of amounts accrued was not material.

Letters of Credit, Surety Bonds and Project Obligations

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At December 31, 2013, there were no letters of credit outstanding. In February 2014, this facility was replaced with the new $125.0 million Revolver (see Note 10), under which up to $62.5 million of letters of credit may be issued. At March 31, 2014, there were no outstanding letters of credit against the Revolver.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At March 31, 2014, there was $79.3 million of costs to complete in connection with $169.5 million of surety bonds issued. At December 31, 2013, there was $77.3 million of costs to complete in connection with $169.7 million of surety bonds issued.

We also provide indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At March 31, 2014, there was $22.8 million of costs to complete in connection with $63.3 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects. At December 31, 2013, there was $22.8 million of costs to complete in connection with $63.7 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners and/or homeowners following the closing of new homes in the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if taxes and assessments levied on homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At March 31, 2014 and December 31, 2013, in connection with a credit support arrangement, there was $8.8 million and $8.6 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on homeowners. At March 31, 2014 and December 31, 2013, in connection with certain funding arrangements, there was $13.1 million and $13.1 million, respectively, reimbursable to us from certain agencies, including $11.9 million and $11.9 million, respectively, from metro-districts in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant. In addition, if the bond proceeds or tax and assessment revenues are not sufficient to cover our obligations and/or reimburse us, these amounts might not be recoverable.

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, the Company effectively remains a 10% guarantor on certain community facility district bond obligations to which the Company must meet a minimum calculated tangible net worth; otherwise, the Company is required to fund collateral to the bond issuer. At March 31, 2014 and December 31, 2013, the Company exceeded the minimum tangible net worth requirement.

At a consolidated homebuilding project in Colorado, we have contractual obligations to purchase and receive water system connection rights which, at March 31, 2014 and December 31, 2013, had an estimated market value in excess of their contractual purchase price of $30.5 million. These water system connection rights are held, then transferred to homebuyers upon closing of their home, transferred upon sale of land to the respective buyer, sold or leased.

16. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes paid	$207	$25
Interest paid, net of amounts capitalized	$0	$109
Supplemental disclosure of noncash activities
Unrealized gain on available-for-sale investments, net	$179	$130
Reclassification of Deficit Distributions to unconsolidated joint ventures from other liabilities	$184	$0
Purchase of land in exchange for note payable	$1,807	$929
Distribution to Owners for assumption of liability and revenue participation payments for land purchased from a related party under common control	$(20,891)	$0

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

Financial information relating to reportable segments was as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Total assets:
Southern California	$387,270	$316,339
San Diego	170,484	160,593
Northern California	299,867	286,513
Mountain West	333,369	316,459
South West	170,783	155,416
East	5,710	5,096

Total homebuilding assets	1,367,483	1,240,416
Corporate	155,964	264,917

Total assets	$1,523,447	$1,505,333

	March 31, 2014	December 31, 2013
	(In thousands)
Inventory:
Southern California	$305,868	$239,986
San Diego	153,069	142,395
Northern California	258,726	249,111
Mountain West	265,643	247,294
South West	146,046	132,484
East	2,844	2,002

Total inventory	$1,132,196	$1,013,272

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues:
Southern California	$46,083	$40,157
San Diego	17,031	9,629
Northern California	58,358	27,647
Mountain West	18,902	22,306
South West	39,531	33,533
East	0	1,567

Total homebuilding revenues	179,905	134,839
Corporate	210	121

Total revenues	$180,115	$134,960

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Income (loss) before income taxes:
Southern California	$4,678	$7,891
San Diego	1,754	(1,424)
Northern California	14,517	1,893
Mountain West	(1,895)	(2,784)
South West	575	1,055
East	(1,497)	(74)

Total homebuilding income (loss) before income taxes	18,132	6,557
Corporate	841	221

Total income (loss) before income taxes	$18,973	$6,778

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

Condensed Consolidating Balance Sheet

March 31, 2014

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$51,081	$45,042	$8,652	$0	$104,775
Restricted cash	563	354	79	0	996
Accounts and other receivables, net	123,040	30,548	24,398	(24,141)	153,845
Receivables from related parties, net	7,231	13,641	1,116	0	21,988
Inventory	884,590	246,664	4,076	(3,134)	1,132,196
Investments in unconsolidated joint ventures	26,274	1,169	25,092	0	52,535
Investments in subsidiaries	737,766	71,709	89,615	(899,090)	0
Other assets, net	25,984	30,997	131	0	57,112
Intercompany	0	492,016	0	(492,016)	0

Total assets	$1,856,529	$932,140	$153,159	$(1,418,381)	$1,523,447

Liabilities and equity
Liabilities:
Notes payable	$752,092	$0	$0	$0	$752,092
Payables to related parties	20	0	2	5,577	5,599
Accounts payable	27,860	16,159	586	0	44,605
Other liabilities	187,872	69,957	54,863	(24,141)	288,551
Intercompany	456,483	0	44,244	(500,727)	0

Total liabilities	1,424,327	86,116	99,695	(519,291)	1,090,847
Equity:
SHLP equity:
Owners’ equity	427,235	841,057	53,066	(894,123)	427,235
Accumulated other comprehensive income	4,967	4,967	0	(4,967)	4,967

Total SHLP equity	432,202	846,024	53,066	(899,090)	432,202
Non-controlling interests	0	0	398	0	398

Total equity	432,202	846,024	53,464	(899,090)	432,600

Total liabilities and equity	$1,856,529	$932,140	$153,159	$(1,418,381)	$1,523,447

(a)	Includes Shea Homes Funding Corp., whose financial position at March 31, 2014 was not material.

Condensed Consolidating Balance Sheet

December 31, 2013

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$153,794	$43,803	$8,608	$0	$206,205
Restricted cash	695	354	140	0	1,189
Accounts and other receivables, net	120,299	26,754	28,696	(28,250)	147,499
Receivables from related parties, net	9,251	22,027	796	276	32,350
Inventory	749,832	263,213	3,361	(3,134)	1,013,272
Investments in unconsolidated joint ventures	22,068	1,091	24,589	0	47,748
Investments in subsidiaries	748,326	69,755	90,484	(908,565)	0
Other assets, net	24,030	32,957	83	0	57,070
Intercompany	0	465,706	0	(465,706)	0

Total assets	$1,828,295	$925,660	$156,757	$(1,405,379)	$1,505,333

Liabilities and equity
Liabilities:
Notes payable	$751,708	$0	$0	$0	$751,708
Payables to related parties	20	0	1	0	21
Accounts payable	36,594	25,334	418	0	62,346
Other liabilities	171,470	41,370	61,211	(28,250)	245,801
Intercompany	423,447	0	45,117	(468,564)	0

Total liabilities	1,383,239	66,704	106,747	(496,814)	1,059,876
Equity:
SHLP equity:
Owners’ equity	440,268	854,168	49,609	(903,777)	440,268
Accumulated other comprehensive income	4,788	4,788	0	(4,788)	4,788

Total SHLP equity	445,056	858,956	49,609	(908,565)	445,056
Non-controlling interests	0	0	401	0	401

Total equity	445,056	858,956	50,010	(908,565)	445,457

Total liabilities and equity	$1,828,295	$925,660	$156,757	$(1,405,379)	$1,505,333

(b)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2013 was not material.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended March 31, 2014

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$87,594	$89,108	$3,413	$0	$180,115
Cost of sales	(70,738)	(64,150)	(370)	0	(135,258)

Gross margin	16,856	24,958	3,043	0	44,857
Selling expenses	(6,145)	(3,904)	(1,691)	0	(11,740)
General and administrative expenses	(10,544)	(4,055)	(705)	0	(15,304)
Equity in income (loss) from unconsolidated joint ventures, net	(501)	32	875	0	406
Equity in income from subsidiaries	13,924	1,023	11	(14,958)	0
Gain on reinsurance transaction	0	0	1,345	0	1,345
Interest expense	(118)	0	0	0	(118)
Other income (expense), net	(2,171)	1,736	(38)	0	(473)

Income before income taxes	11,301	19,790	2,840	(14,958)	18,973
Income tax expense	(3)	(7,658)	(17)	0	(7,678)

Net income	11,298	12,132	2,823	(14,958)	11,295
Less: Net loss attributable to non-controlling interests	0	0	3	0	3

Net income attributable to SHLP	$11,298	$12,132	$2,826	$(14,958)	$11,298

Comprehensive income	$11,477	$12,311	$2,823	$(15,137)	$11,474

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2014.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended March 31, 2013

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$69,965	$59,175	$5,820	$0	$134,960
Cost of sales	(55,780)	(47,386)	(353)	95	(103,424)

Gross margin	14,185	11,789	5,467	95	31,536
Selling expenses	(5,206)	(3,390)	(1,558)	0	(10,154)
General and administrative expenses	(7,571)	(3,497)	(889)	0	(11,957)
Equity in income (loss) from unconsolidated joint ventures, net	(663)	(19)	50	0	(632)
Equity in income (loss) from subsidiaries	9,407	395	(533)	(9,269)	0
Gain on reinsurance transaction	0	0	648	0	648
Interest expense	(2,434)	(999)	0	0	(3,433)
Other income (expense), net	(877)	1,241	501	(95)	770

Income before income taxes	6,841	5,520	3,686	(9,269)	6,778
Income tax benefit (expense)	(3)	70	(8)	0	59

Net income	6,838	5,590	3,678	(9,269)	6,837
Less: Net loss attributable to non-controlling interests	0	0	1	0	1

Net income attributable to SHLP	$6,838	$5,590	$3,679	$(9,269)	$6,838

Comprehensive income	$6,968	$5,720	$3,678	$(9,399)	$6,967

(b)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(133,069)	$24,620	$(66)	$5,853	$(102,662)

Investing activities
Net decrease (increase) in promissory notes from related parties	2,583	8,206	(328)	0	10,461
Investments in unconsolidated joint ventures	(4,172)	(80)	(200)	0	(4,452)
Other investing activities	0	86	0	0	86

Net cash provided by (used in) investing activities	(1,589)	8,212	(528)	0	6,095

Financing activities
Intercompany	36,808	(31,593)	638	(5,853)	0
Principal payments to financial institutions and others	(1,423)	0	0	0	(1,423)
Contributions from owners	945	0	0	0	945
Distributions to owners	(4,385)	0	0	0	(4,385)

Net cash provided by (used in) financing activities	31,945	(31,593)	638	(5,853)	(4,863)

Net increase (decrease) in cash and cash equivalents	(102,713)	1,239	44	0	(101,430)
Cash and cash equivalents at beginning of period	153,794	43,803	8,608	0	206,205

Cash and cash equivalents at end of period	$51,081	$45,042	$8,652	$0	$104,775

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2014.

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(16,223)	$(16,369)	$2,633	$1,996	$(27,963)

Investing activities
Investments in unconsolidated joint ventures	(4,011)	(17)	0	0	(4,028)
Other investing activities	295	3,159	500	0	3,954

Net cash provided by (used in) investing activities	(3,716)	3,142	500	0	(74)

Financing activities
Principal payments to financial institutions and others	(241)	0	0	0	(241)
Intercompany	14,658	(20,279)	7,617	(1,996)	0

Net cash provided by (used in) financing activities	14,417	(20,279)	7,617	(1,996)	(241)

Net increase (decrease) in cash and cash equivalents	(5,522)	(33,506)	10,750	0	(28,278)
Cash and cash equivalents at beginning of period	216,914	48,895	13,947	0	279,756

Cash and cash equivalents at end of period	$211,392	$15,389	$24,697	$0	$251,478

(b)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included under Item 1 of this Report and our audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Overview

The housing market overall remained fairly healthy in the first quarter of 2014. For the three months ended March 31, 2014 compared to the three months ended March 31, 2013, net homes sales orders increased 3%, due primarily to a higher average community count, homes closed increased 17% and homebuilding revenues increased 33%. Gross margin as a percentage of revenues improved from 23.4% to 24.9%. We have $115.4 million in cash, cash equivalents, restricted cash and investments and we expect to continue to invest in land opportunities in desirable locations to supplement our existing land positions.

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Revenues	$180,115	$134,960	33%
Cost of sales	(135,258)	(103,424)	31

Gross margin	44,857	31,536	42
Selling expenses	(11,740)	(10,154)	16
General and administrative expenses	(15,304)	(11,957)	28
Equity in income (loss) from unconsolidated joint ventures	406	(632)	—
Gain on reinsurance transaction	1,345	648	108
Interest expense	(118)	(3,433)	(97)
Other income (expense), net	(473)	770	—

Income before income taxes	18,973	6,778	180
Income tax benefit (expense)	(7,678)	59	—

Net income	11,295	6,837	65
Less: Net loss attributable to non-controlling interests	3	1	200

Net income attributable to SHLP	$11,298	$6,838	65%

Comprehensive income	$11,474	$6,967	65%

For the three months ended March 31, 2014, net income attributable to SHLP was $11.3 million compared to $6.8 million for the three months ended March 31, 2013. This increase in income was primarily attributable to a $13.3 million improvement in gross margins (driven by higher revenues and gross margin percentage), $1.0 million increase in equity income from unconsolidated joint ventures, $0.7 million increase in gain on reinsurance transaction and a $3.3 million decrease in interest expense, partially offset by a $3.3 million increase in general and administrative expenses (primarily from increased compensation expenses), a $1.6 million increase in selling expenses (primarily from increased closings), a $1.2 million decrease in other income and a $7.7 million increase in income tax expense.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a new home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows have historically been higher from April to October, while the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three months ended March 31, 2014 are not necessarily indicative of results expected for the year ended December 31, 2014.

Revenues

Revenues are derived primarily from home closings and land sales. House and land revenues are recorded at closing. Management fees from homebuilding ventures and projects are in other homebuilding revenues. Revenues from corporate, insurance brokerage services and our captive insurance company, Partners Insurance Company (“PIC”), are in other revenues.

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Revenues:
House revenues	$178,132	$131,486	35%
Land revenues	558	2,929	(81)
Other homebuilding revenues	1,215	424	187

Total homebuilding revenues	179,905	134,839	33
Other revenues	210	121	74

Total revenues	$180,115	$134,960	33%

For the three months ended March 31, 2014, total revenues were $180.1 million compared to $135.0 million for the three months ended March 31, 2013. This increase was primarily attributable to a 17% increase in homes closed and a 16% increase in the average selling price (“ASP”) of homes closed.

For the three months ended March 31, 2014 and 2013, homebuilding revenues by segment were as follows:

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Southern California:
House revenues	$45,928	$37,975	21%
Land revenues	55	2,175	(1)
Other homebuilding revenues	100	7	1,329

Total homebuilding revenues	$46,083	$40,157	15%

San Diego:
House revenues	$16,965	$9,627	76%
Land revenues	65	0	100
Other homebuilding revenues	1	2	(50)

Total homebuilding revenues	$17,031	$9,629	77%

Northern California:
House revenues	$57,864	$27,522	110%
Land revenues	0	0	0
Other homebuilding revenues	494	125	295

Total homebuilding revenues	$58,358	$27,647	111%

Mountain West:
House revenues	$18,379	$21,369	(14)%
Land revenues	438	754	(42)
Other homebuilding revenues	85	183	(54)

Total homebuilding revenues	$18,902	$22,306	(15)%

South West:
House revenues	$38,996	$33,426	17%
Land revenues	0	0	0
Other homebuilding revenues	535	107	400

Total homebuilding revenues	$39,531	$33,533	18%

East:
House revenues	$0	$1,567	(100)%
Land revenues	0	0	0
Other homebuilding revenues	0	0	0

Total homebuilding revenues	$0	$1,567	(100)%

For the three months ended March 31, 2014, total homebuilding revenues were $179.9 million compared to $134.8 million for the three months ended March 31, 2013. This increase was primarily attributable to a 17% increase in homes closed and a 16% increase in the ASP of homes closed. The increase in deliveries was driven by higher deliveries in Southern California, San Diego, Northern California and the South West. The increase in the ASP of homes closed was primarily attributable to increases in new home prices and closings of larger, more expensive homes, primarily in Southern California, San Diego and Northern California.

For the three months ended March 31, 2014 and 2013, homes closed and ASP of homes closed by segment were as follows:

	Three Months Ended March 31,
	2014	2013	% Change
Homes closed:
Southern California	59	51	16%
San Diego	34	23	48
Northern California	96	61	57
Mountain West	42	53	(21)
South West	122	108	13
East	0	6	(100)

Total consolidated	353	302	17
Unconsolidated joint ventures	53	27	96

Total homes closed	406	329	23%

	Three Months Ended March 31,
	2014	2013	% Change
ASP of homes closed:
Southern California	$778,441	$744,608	5%
San Diego	498,971	418,565	19
Northern California	602,750	451,180	34
Mountain West	437,595	403,189	9
South West	319,639	309,500	3
East	0	261,167	(100)

Total consolidated	504,623	435,384	16
Unconsolidated joint ventures	381,660	339,630	12

Total ASP of homes closed	$488,571	$427,526	14%

Home closings increased year over year in each segment, except Mountain West and East, as a result of increased sales order trends in recent quarters and a faster backlog conversion rate. The decrease in the Mountain West and East segments were due to reduced active selling communities compared to 2013, and a slowdown of sales orders in some markets in the South West segment, primarily Arizona. The increase in the average selling price of homes closed was primarily attributable to price increases in all segments, and closings of larger, more expensive homes, primarily in Southern California, San Diego and Northern California.

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments.

Gross margins for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	Gross Margin %	2013	Gross Margin %
	(Dollars in thousands)
Gross margin	$44,857	24.9%	$31,536	23.4%

For the three months ended March 31, 2014, total gross margin was $44.9 million compared to $31.5 million for the three months ended March 31, 2013. This increase was primarily attributable to increased homes closed and a higher margin percentage resulting from price increases in all segments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Total homebuilding revenues	$179,905	$134,839	33%
Selling expenses	$11,740	$10,154	16%

% of total homebuilding revenues	6.5%	7.5%

General and administrative expenses	$15,304	$11,957	28%

% of total homebuilding revenues	8.5%	8.9%

Total selling, general and administrative expenses	$27,044	$22,111	22%

% of total homebuilding revenues	15.0%	16.4%

Selling Expenses

For the three months ended March 31, 2014, selling expenses were $11.7 million compared to $10.2 million for the three months ended March 31, 2013. The increase was primarily attributable to higher closings but decreased as a percentage of revenues from leveraging certain fixed costs over higher homebuilding revenues.

General and Administrative Expenses

For the three months ended March 31, 2014, general and administrative expenses were $15.3 million compared to $11.9 million for the three months ended March 31, 2013. The increase was primarily attributable to higher compensation expenses.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in homebuilding and real property development.

For the three months ended March 31, 2014, equity in income (loss) from unconsolidated joint ventures was $0.4 million compared to $(0.6) million for the three months ended March 31, 2013. For the three months ended March 31, 2014 and 2013, there were no significant earnings or losses from any unconsolidated joint venture.

Gain on Reinsurance Transaction

Completed operations claims for policy years August 1, 2001 to July 31, 2007, and workers’ compensation and general liability risks for policy years August 1, 2001 to July 31, 2005, were previously insured through PIC. In December 2009, PIC entered into a series of transactions (the “PIC Transaction”) in which these policies were either novated to JFSCI or reinsured with third-party insurance carriers. As a result of the PIC Transaction, a $34.8 million gain was deferred and to be recognized as income when related claims are paid. In addition, the deferred gain can be adjusted based on changes in actuarial estimates. Any changes to the deferred gain is recognized in the current period.

For the three months ended March 31, 2014 and 2013, gains of $1.3 million and $0.6 million were recognized based on claims paid.

Interest Expense

Interest expense is interest incurred and not capitalized. For the three months ended March 31, 2014, substantially all interest incurred was capitalized. For the three months ended March 31, 2013, most interest incurred was capitalized to inventory with the remainder expensed since debt exceeded the qualified asset amount. Assets qualify for interest capitalization during their development and other qualifying activities such as construction; however, if qualified assets are less than the total debt, a portion of interest is expensed.

For the three months ended March 31, 2014, interest expense was $0.1 million compared to $3.4 million for the three months ended March 31, 2013. This decrease was primarily attributable to higher qualified assets. Interest expense for the three months ended March 31, 2014 represents fees for the unused portion of our $125.0 million secured revolving credit facility (the “Revolver”) and is not capitalizable.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income, gains (losses) on sales of investments, pre-acquisition cost and deposit write-offs, property tax expense and other income (expense). Interest income is primarily from related party notes receivables, investments and interest bearing cash accounts.

For the three months ended March 31, 2014 and 2013, other income (expense), net was as follows:

	Three Months Ended March 31,
	2014	2013	% Change
	(Dollars in thousands)
Other income (expense), net:
Interest income	$374	$620	(40)%
Gain on sale of investments	0	10	(100)
Preacquisition cost and deposit write-offs	(357)	(112)	219
Property tax expense	(752)	(803)	(6)
Deposit forfeitures and cancellation fees	62	634	(90)
Other income (expense)	200	421	(52)

Total other income (expense), net	$(473)	$770	—%

For the three months ended March 31, 2014, other income (expense), net was $(0.5) million compared to $0.8 million for the three months ended March 31, 2013. This decrease was primarily attributable to decreased interest income in the Company’s bank and investment accounts and decreased deposit forfeitures and cancellation fees. Cancellation fees for the three months ended March 31, 2013 included a fee received for the termination of a managed real estate project.

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

At March 31, 2014 and December 31, 2013, net deferred tax assets of SHI before reserves were $16.4 million and $16.8 million, respectively, which primarily related to available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. At December 31, 2013, SHI had net operating loss carryforwards of approximately $18.8 million, net, that expire by 2018 and are subject to annual limitations of $4.6 million.

When assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon generating sufficient taxable income in the future. We record a valuation allowance when we determine it is more-likely-than-not a portion of the deferred tax assets will not be realized. At March 31, 2014 and December 31, 2013, the deferred tax asset valuation allowance was $0.5 million and $0.5 million, respectively, and related to capital losses that expire in 2016 and 2017, and impairment of debt securities that mature in 2021 and 2022, as it is unknown if these deferred tax assets will be realized.

Accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcome of these future results could result in changes in our estimates of our deferred tax assets and related valuation allowances, and could also materially impact our consolidated results of operations or financial position. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

We anticipate filing Form 3115 with the IRS during the fourth quarter 2014 to change our tax accounting method of how we record certain expenses on our income tax returns. As we believe it is more-likely-than-not the change will be approved by the IRS, we reflected this new tax accounting method in preparing the tax provision for the three months ended March 31, 2014. As a result, the effective tax rate for March 31, 2014 was not materially higher.

For the three months ended March 31, 2014, income tax benefit (expense) was $(7.7) million compared to $0.1 million for the three months ended March 31, 2013. This change was primarily attributable to the valuation allowance reduction (and corresponding reduction in income tax expense) for the three months ended March 31, 2013 and the year over year increase in taxable income for the three months ended March 31, 2014.

Net Loss Attributable to Non-Controlling Interests

Joint ventures are consolidated when we have a controlling interest or, absent a controlling interest, when we can substantially influence its business. Net loss attributable to non-controlling interests represents the share of loss attributable to the parties having a non-controlling interest.

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

For the three months ended March 31, 2014 and 2013, home sales orders, net of cancellations, were as follows:

	Three Months Ended March 31,
	2014	2013	% Change
Home sales orders, net:
Southern California	158	54	193%
San Diego	47	91	(48)
Northern California	119	120	(1)
Mountain West	112	112	0
South West	97	140	(31)
East	—	2	(100)

Total consolidated	533	519	3
Unconsolidated joint ventures	95	46	107

Total home sales orders, net	628	565	11%

For the three months ended March 31, 2014 and 2013, cancellation rates were as follows:

	Three Months Ended March 31,
	2014	2013
Cancellation rates:
Southern California	5%	11%
San Diego	19	19
Northern California	15	9
Mountain West	13	13
South West	18	15
East	0	33

Total consolidated	13%	14%
Unconsolidated joint ventures	25	19

Total cancellation rates	15%	14%

For the three months ended March 31, 2014 and 2013, average active selling communities were as follows:

	Three Months Ended March 31,
	2014	2013	% Change
Average number of active selling communities:
Southern California	9	5	80%
San Diego	7	7	0
Northern California	14	12	17
Mountain West	12	14	(14)
South West	17	16	6
East	0	2	(100)

Total consolidated	59	56	5
Unconsolidated joint ventures	16	11	45

Total average number of active selling communities	75	67	12%

For the three months ended March 31, 2014, consolidated home sales orders per active selling community were 9.0, or 3.0 per month, compared to 9.3, or 3.1 per month, for the three months ended March 31, 2013. For the three months ended March 31, 2014, the decrease reflects the weaker market condition in some markets in the South West segment, primarily Arizona.

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

The decrease in homes in backlog at March 31, 2014, compared to March 31, 2013, is primarily attributable to increased closings from faster backlog conversions, partially offset by increased home sales orders.

At March 31, 2014 and 2013, sales order backlog was as follows:

	Homes		Sales Value		ASP
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
			(In thousands)		(In thousands)
Backlog:
Southern California	259	126	$216,123	$93,404	$834	$741
San Diego	113	175	60,078	80,748	532	461
Northern California	167	300	118,198	143,452	708	478
Mountain West	277	271	132,922	125,073	480	462
South West	213	244	73,737	78,580	346	322
East	0	12	0	3,182	0	265

Total consolidated	1,029	1,128	601,058	524,439	584	465
Unconsolidated joint ventures	164	103	63,265	31,837	386	309

Total backlog	1,193	1,231	$664,323	$556,276	$557	$452

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

Inventory dollars at March 31, 2014 increased from December 31, 2013 primarily due to increased land acquisitions and homes under construction due to the continued improvement in the housing market.

At March 31, 2014, December 31, 2013 and March 31, 2013, total lots owned or controlled were as follows:

	March 31, 2014	December 31, 2013	% Change from December 31, 2013	March 31, 2013	% Change from March 31, 2013
Lots owned or controlled by segment:
Southern California	1,749	1,890	(7)%	1,938	(10)%
San Diego	606	640	(5)	746	(19)
Northern California	3,735	3,731	0	3,166	18
Mountain West	9,798	9,841	0	10,383	(6)
South West	2,102	2,063	2	2,442	(14)
East	765	765	0	19	3,926

Total consolidated	18,755	18,930	(1)	18,694	0
Unconsolidated joint ventures	4,369	4,455	(2)	3,802	15

Total lots owned or controlled	23,124	23,385	(1)%	22,496	3%

Lots owned or controlled by ownership type:
Lots owned for homebuilding	6,816	6,277	9%	6,459	6%
Lots owned and held for sale	3,395	3,313	2	3,293	3
Lots optioned or subject to contract for homebuilding	5,510	6,306	(13)	5,908	(7)
Lots optioned or subject to contract that will be held for sale	3,034	3,034	0	3,034	0
Unconsolidated joint venture lots	4,369	4,455	(2)	3,802	15

Total lots owned or controlled	23,124	23,385	(1)%	22,496	3%

At March 31, 2014, December 31, 2013 and March 31, 2013, total homes under construction and completed homes were as follows:

	March 31, 2014	December 31, 2013	% Change from December 31, 2013	March 31, 2013	% Change from March 31, 2013
Homes under construction:
Sold	748	611	22%	793	(6)%
Unsold	147	149	(1)	71	107

Total consolidated	895	760	18	864	4
Unconsolidated joint ventures	117	119	(2)	65	80

Total homes under construction	1,012	879	15%	929	9%

Completed homes:(a)
Sold(b)	68	49	39%	67	1%
Unsold	30	34	(12)	27	11

Total consolidated	98	83	18	94	4
Unconsolidated joint ventures	14	8	75	21	(33)

Total completed homes	112	91	23%	115	(3)%

(a)	Excludes model homes
(b)	Sold but not closed

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs have been primarily funded from cash on our balance sheet and our homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. In addition, the Company has, and will continue to utilize, land option contracts, public and private note offerings, land seller notes, joint venture structures (which typically obtain project level financing to reduce the amount of partner capital invested), assessment district bond financing, letters of credit and surety bonds, tax refunds and proceeds from related party note receivables as sources of liquidity. In addition, as an additional source of liquidity, we obtained a $125.0 million Revolver in February 2014 (see below). At March 31, 2014, cash and cash equivalents were $104.8 million, restricted cash was $1.0 million and total debt was $752.1 million, compared to cash and cash equivalents of $206.2 million, restricted cash of $1.2 million and total debt of $751.7 million at December 31, 2013. Restricted cash includes customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds.

In February 2014, we replaced our $75.0 million letter of credit facility with the Revolver, which bears interest, at the Company’s option, either at (i) a daily Eurocurrency base rate as defined in the Credit Agreement, plus a margin of 2.75%, or (ii) a Eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At March 31, 2014, no amounts were outstanding under the Revolver.

We believe the Revolver, combined with other available sources, such as existing cash, cash equivalents and cash from operations, are sufficient to provide for our cash requirements in the next twelve months. In evaluating this sufficiency, we considered the expected cash flow to be generated by homebuilding operations, our current cash position and other sources of liquidity available to us, compared to anticipated cash requirements for interest payments on the Secured Notes and Revolver, land purchase commitments and land development expenditures, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

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

Availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as market conditions change. There may be times when the private capital markets and the public debt markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would be unable to access capital from these sources. Weakening of our financial condition, including a material increase in our leverage or decrease in profitability or cash flows, could adversely affect our ability to obtain necessary funds, result in a credit rating downgrade or change in outlook, or otherwise increase our cost of borrowing.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, which were filed. On February 12, 2014, the Tax Court ruled in favor of the Company (the “Tax Court Decision”). Pursuant to the ruling, the Company is permitted to continue to report income and loss from the sale of homes in their planned developments using CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Company or the Partners. The Tax Court Decision is subject to appeal by the IRS to the U.S. Court of Appeals for the Ninth Circuit, and any appeal must be made before July 21, 2014.

If the Tax Court Decision is appealed and overturned, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $66 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $109 million to fund their related payments to the IRS and applicable state taxing authorities.

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

If necessary, SHLP and SHI expect to pay any CCM-related tax liability from existing cash, cash from operations and, to the extent SHLP is required by the Tax Distribution Agreement to pay amounts in excess of the Maximum CCM Payment, from cash equity contributions by JFSCI. However, cash from homebuilding operations may be insufficient to cover such payments. See “Risk Factors—The IRS can challenge our income and expense recognition methodologies. If we are unsuccessful in supporting or defending our positions, we could become subject to a substantial tax liability from previous years” and “Risk Factors—Under our Tax Distribution Agreement, we are required to make distributions to our equity holders from time to time based on their ownership in SHLP, which is a limited partnership and, under certain circumstances, those distributions may occur even if SHLP does not have taxable income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

We are unable to extend our evaluation of the sufficiency of our liquidity beyond twelve months, and we cannot assure in the future our homebuilding operations will generate sufficient cash flow to enable us to grow our business, service our indebtedness, make payments toward land purchase commitments, or fund our joint ventures. For more information, see “Risk Factors—Our ability to generate sufficient cash or access other limited sources of liquidity to operate our business and service our debt depends on many factors, some of which are beyond our control” and “Risk Factors—We have a significant number of contingent liabilities, and if any are satisfied by us, could have a material adverse effect on our liquidity and results of operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The following tables present cash provided by (used in) operating, investing and financing activities:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(102,662)	$(27,963)
Investing activities	6,095	(74)
Financing activities	(4,863)	(241)

Net increase (decrease) in cash	$(101,430)	$(28,278)

Cash from Operating Activities

For the three months ended March 31, 2014, cash provided by (used in) operating activities was $(102.7) million compared to $(28.0) million for the three months ended March 31, 2013. This increase in cash usage was primarily attributable to increased land acquisitions, land development and house construction costs, partially offset by increased cash receipts from home closings. For the three months ended March 31, 2014, land acquisition and development costs were $128.7 million, house construction costs were $108.2 million, and cash receipts from home closings were $178.1 million compared to land acquisition and development costs of $29.6 million, house construction costs of $101.5 million, and cash receipts from home closings of $131.5 million for the three months ended March 31, 2013. The increase in cash used for land acquisition and development costs, and the increase in cash receipts from home closings, as compared to the three months ended March 31, 2013 were due to the continued improvement in housing market conditions. In addition, for the three months ended March 31, 2013, the Company’s bank released $10.0 million of restricted cash that was previously used as collateral for potential obligations paid by the Company’s bank.

Cash from Investing Activities

For the three months ended March 31, 2014, cash provided by (used in) investing activities was $6.1 million compared to $(0.1) million for the three months ended March 31, 2013. This increase in cash provided was primarily attributable to a $10.1 million increase in collections on promissory notes from related parties, which was primarily the result of an $8.4 million prepayment made by JFSCI on its loan with the Company. Partially offsetting these increases were a $2.9 million decrease in proceeds from the sale of marketable securities.

Cash from Financing Activities

For the three months ended March 31, 2014, cash provided by (used in) financing activities was $(4.9) million compared to $(0.2) million for the three months ended March 31, 2013. This increase in cash usage was primarily attributable to the $4.4 million cash payment for the acquisition of land from a related party under common control which was recorded as an equity distribution to its owners.

Notes Payable

At March 31, 2014 and December 31, 2013, notes payable were as follows:

	March 31, 2014	December 31, 2013
Notes payable:
Secured Notes	$750,000	$750,000
Revolver	0	0
Other secured promissory notes	2,092	1,708

Total notes payable	$752,092	$751,708

Secured Notes

On May 10, 2011, our Secured Notes were issued at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At March 31, 2014 and December 31, 2013, accrued interest was $24.3 million and $8.1 million, respectively.

The Indenture governing the Secured Notes contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with affiliates. At March 31, 2014 and December 31, 2013, we were in compliance with these covenants.

The indenture governing the Secured Notes provides that we and our restricted subsidiaries may not incur or guarantee the payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and the application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for such prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the Indenture) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At March 31, 2014, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 2.66.

Our ability to make joint venture and other restricted payments and investments is governed by the Indenture. We are permitted to make restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available as long as our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. The aggregate amount of the restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture), generated from and including October 1, 2013, plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company from and including October 1, 2013, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. In 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At March 31, 2014, we made aggregate capital contributions of $15.1 million to this joint venture. We project our peak investment of $45.0 million in this joint venture will occur in the fourth quarter of 2014 and, shortly thereafter, will be returned to us. In 2015, we anticipate making additional investments in this joint venture at amounts below the $45.0 million commitment, and expect such additional investments will be returned by the end of 2015. We anticipate making additional investments in other joint ventures.

Revolver

In February 2014, we replaced our $75.0 million secured letter of credit facility with the $125.0 million Revolver, which bears interest, at the Company’s option, either at (i) a daily Eurocurrency base rate as defined in the Credit Agreement, plus a margin of 2.75%, or (ii) a Eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At March 31, 2014, we were in compliance with these covenants.

At March 31, 2014, covenant compliance for the Revolver was as follows:

	Actual at March 31, 2014	Covenant Requirements at March 31, 2014
	(Dollars in thousands)
Covenant Requirements:
Minimum Consolidated Tangible Net Worth (a)	$456,931		$338,836
Minimum Liquidity	$96,242	≥ $	5,000
Ratio of Land Assets to Tangible Net Worth	1.47		≤ 2.0
Interest Coverage Ratio	2.96		≥ 1.5
Adjusted Leverage Ratio (b)	1.45		≤ 2.5
Permitted Maximum Senior Leverage Ratio	0		≤ 0.75
Actual/Permitted Borrowings (c)	$0		$125,000

(a)	Consolidated Tangible Net Worth (TNW) cannot be less than the sum of: (a) 75% of consolidated TNW as of the most recently fiscal quarter prior to the Effective Date, as defined in the Revolver agreement, plus (b) 50% of the cumulative Net Cash Proceeds, as defined in the Revolver Agreement, of any Equity Issuances received by borrower after Effective Date plus (c) 50% of the cumulative consolidated Net Income minus income taxes of 50%.
(b)	Not to be greater than 2.5 prior to and including 12/31/2014 and 2.0 after 12/31/14.
(c)	Borrowing capacity under the provision of the borrowing base, as defined in the Credit Agreement.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, and purchase obligations for water system connection rights. At March 31, 2014, there were no material changes to contractual obligations from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts to acquire large tracts of land in smaller parcels to better manage financial and market risk of holding land and to reduce use of funds. Option contracts generally require a non-refundable deposit after a diligence period for the right to acquire lots over a specified period of time at a predetermined price. However, in certain circumstances, the purchase price may not, in whole or in part, be determinable and payable until the homes or lots are closed. In such instances, an estimated purchase price for the unknown portion is not included in the total remaining purchase price. At March 31, 2014, we had owned or controlled 7,196 lots in Colorado for which the entire purchase price is determined at the time the underlying lots close with a home buyer or other purchaser of the lot. At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letters of credit with no further financial responsibility to the land seller. However, purchase contracts can contain additional development obligations that must be completed even if a contract is terminated.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At March 31, 2014, we had $19.7 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $372.6 million, compared to $21.0 million and $422.3 million, respectively, at December 31, 2013.

Water System Connection Rights

At a homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at March 31, 2014, had an estimated market value in excess of their contractual purchase price of $30.5 million. These water system connection rights are held, then transferred to homebuyers upon closing of their home, transferred upon the sale of land to the respective buyer, sold or leased.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures for the following purposes:

•	leveraging our capital base;

•	managing and reducing financial and market risks of holding land;

•	establishing strategic alliances;

•	accessing lot positions; and

•	expanding market share.

These joint ventures typically obtain secured acquisition, development and construction financing, each designed to reduce use of corporate funds.

At March 31, 2014 and December 31, 2013, total unconsolidated joint ventures’ notes payable were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$49,663	$52,515
Non-Guaranteed	11,010	10,073

Total bank and seller notes payable (a)	60,673	62,588

Partner notes payable:
Unsecured (b)	15,844	16,001

Total unconsolidated joint venture notes payable	$76,517	$78,589

Other unconsolidated joint venture notes payable (c)	$12,051	$55,441

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable. In January 2014, a $3.2 million partner note from one joint venture was paid off.
(c)	Through indirect effective ownership in two joint ventures of 12.3% and 0.0003%, respectively, that had bank notes payable secured by real property in which we have not provided any guarantee.

At March 31, 2014 and December 31, 2013, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees.

For a joint venture, RRWS, LLC (“RRWS”), we have a remargin obligation that is limited to the lesser of 50% of the outstanding balance or $35.0 million in total for all of the joint venture loans, which outstanding loan balances at March 31, 2014 and December 31, 2013 were $42.2 million and $47.7 million, respectively. Consequently, our maximum remargin obligation at March 31, 2014 and December 31, 2013 was $21.1 million and $23.8 million, respectively. We also have an indemnification agreement where we could potentially recover a portion of any remargin payments made by the Company. However, we cannot provide assurance we could collect under this indemnity agreement.

For a second joint venture, Polo Estate Ventures, LLC (“Polo”), we have a joint and several remargin guarantee on loan obligations that, in total, at March 31, 2014 and December 31, 2013, were $7.4 million and $4.8 million, respectively. At March 31, 2014 and December 31, 2013, total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. We also have reimbursement rights where we could potentially recover a portion of any remargin payments made by the Company. However, we cannot provide assurance we could collect such reimbursements.

No liabilities were recorded for these guarantees at March 31, 2014 and December 31, 2013 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment would be required.

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

Guarantees, Surety Obligations and Other Contingencies

At March 31, 2014 and December 31, 2013, maximum unrecorded loan remargin or other guarantees, surety obligations and certain other contingencies were as follows:

	March 31, 2014	December 31, 2013
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint venture loans	28,554	28,684
Costs to complete on surety bonds for Company projects	79,258	77,276
Costs to complete on surety bonds for joint venture projects	22,807	22,845
Costs to complete on surety bonds for related party projects	1,614	1,614

Total unrecorded contingent liabilities and commitments	$202,233	$200,419

On May 10, 2011, we entered into a $75.0 million, secured letter of credit facility. At December 31 2013, there were no letters of credit outstanding. In February 2014, this facility was replaced with the Revolver, under which up to $62.5 million of letters of credit may be issued. At March 31, 2014, there were no letters of credit outstanding.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At March 31, 2014, there were $79.3 million of costs to complete in connection with $169.5 million of surety bonds issued. At December 31, 2013, there were $77.3 million of costs to complete in connection with $169.7 million of surety bonds issued.

We also provided indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At March 31, 2014, there were $22.8 million of costs to complete in connection with $63.3 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects. At December 31, 2013, there were $22.8 million of costs to complete in connection with $63.7 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on homeowners following the closing of new homes in the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At March 31, 2014 and December 31, 2013, in connection with a credit support arrangements, there was $8.8 million and $8.6 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on landowners and/or homeowners. At March 31, 2014 and December 31, 2013, in connection with certain funding arrangements, there was $13.1 million and $13.1 million, respectively, reimbursable to us from certain agencies, including $11.9 million and $11.9 million, respectively, from metro-districts in Colorado and, accordingly, recorded these in inventory as a recoverable project cost. In addition, if the bond proceeds or tax and assessment revenues are not sufficient to cover our obligations and/or reimburse us, these amounts might not be recoverable.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, we effectively remain a 10% guarantor on certain community facility district bond obligations to which we must meet a minimum calculated tangible net worth; otherwise, we are required to fund collateral to the bond issuer. At March 31, 2014 and December 31, 2013, we exceeded the minimum tangible net worth requirement.

RELATED PARTY TRANSACTIONS

In January 2014, we entered into a purchase and sale agreement to acquire undeveloped land in Northern California. Consideration included $4.4 million cash, assumption of a $1.3 million liability, and future revenue participation payments (the “RAPA”). The RAPA is calculated at 11% of gross revenues from home closings, payable quarterly, and capped at $19.6 million. The RAPA liability, based on a third-party real estate appraisal, is estimated to be $19.6 million. As the transaction was with a related party under common control, the $25.3 million of consideration was recorded as an equity distribution to our owners.

In February 2014, we entered into a purchase and sale agreement to sell land in Southern California for $1.0 million to a related party under common control. The $0.9 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution.

JFSCI provides corporate services to us, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three months ended March 31, 2014 and 2013, general and administrative expenses included $6.3 million and $5.2 million, respectively, for corporate services provided by JFSCI.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. Some of these policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverages provided by these third party and affiliate insurance providers. Policies covering these risks are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliate entities to insure these large retentions or deductibles. For the three months ended March 31, 2014 and 2013, amounts paid to affiliates for this retention insurance coverage were $5.1 million and $3.9 million, respectively.

CRITICAL ACCOUNTING POLICIES

We believe no significant changes occurred to our critical accounting policies during the three months ended March 31, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments at or during the three months ended March 31, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. As we do not have an obligation to prepay fixed-rate debt prior to maturity, and we do not currently have a significant amount of variable-rate debt outstanding, interest rate risk and changes in fair market value should not have a significant impact on such debt until we refinance.

In February 2014, we replaced our $75.0 million secured letter of credit facility with the $125.0 million Revolver, which bears interest, at the Company’s option, either at (i) a daily Eurocurrency base rate as defined in the Credit Agreement, plus a margin of 2.75%, or (ii) a Eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75% and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At March 31, 2014, we were in compliance with these covenants.

Other than the Revolver described above, we believe no significant changes to our market risks occurred during the three months ended March 31, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March, 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer have concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

We made no change in internal control over financial reporting during the first quarter of 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See the “Risk Factors” section included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a description of risk factors that could significantly affect our financial results. In addition, the following factors could cause actual results to differ materially from results that may be expressed or implied by such forward-looking statements. These factors include, among other things:

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In such cases, there may exist an exposure to loss in excess of amounts accrued. In view of the inherent difficulty of predicting the outcome of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. While their outcome cannot be predicted with certainty, we believe we have appropriately reserved for these claims or matters. Other than the CCM matter described in “Liquidity and Capital Resources” and in Note 13 to our consolidated financial statements, we do not believe we are subject to any material legal claims and regulatory matters at this time. However, to the extent liabilities arising from the ultimate resolution of legal claims or regulatory matters exceed their recorded reserves, we could incur additional charges that could be material.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6.	EXHIBITS

4.1	Third Supplemental Indenture, dated February 25, 2014, among Shea Homes Limited Partnership, and Shea Homes Funding Corp., as issuers, the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on form 10-K filed with the SEC on March 17, 2014 (File No. 333-177328)).

10.1	Credit Agreement dated as of February 20, 2014, by and among Shea Homes Limited Partnership, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2014 (File No. 333-177328))

10.2	Amended and Restated Security Agreement dated as of February 20, 2014 among Shea Homes Limited Partnership, Shea Homes Funding Corp., the Grantors identified therein, U.S. Bank National Association as administrative agent, and Wells Fargo Bank, National Association as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 26, 2014 (File No. 333-177328))

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Shea Homes Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEA HOMES LIMITED PARTNERSHIP
(Registrant)

Dated: May 12, 2014	By:	/S/ ROBERTO F. SELVA
Roberto F. Selva
Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2014	By:	/S/ ANDREW H. PARNES
Andrew H. Parnes
Chief Financial Officer
(Principal Financial Officer)