Form 10-Q
period 2014-06-30
Shea Homes Limited Partnership
filed 2014-08-11
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

SHEA HOMES LIMITED PARTNERSHIP

FORM 10-Q

INDEX

		Page No.
PART 1. Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2014 (unaudited) and December 31, 2013	1

	Unaudited Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2014 and 2013	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013	3

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2014 and 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	5

	Notes to Condensed Consolidated Financial Statements at June 30, 2014 (Unaudited) and December 31, 2013 and for the Three and Six Months Ended June 30, 2014 and 2013 (Unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	51

ITEM 4.	Controls and Procedures	51

PART 2. Other Information

ITEM 1.	Legal Proceedings	52

ITEM 1A.	Risk Factors	53

ITEM 6.	Exhibits	53

SIGNATURES		54

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Balance Sheets

(In thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$83,408	$206,205
Restricted cash	837	1,189
Accounts and other receivables, net	151,341	147,499
Receivables from related parties, net	22,464	32,350
Inventory	1,175,126	1,013,272
Investments in unconsolidated joint ventures	53,029	47,748
Other assets, net	60,701	57,070

Total assets	$1,546,906	$1,505,333

Liabilities and equity
Liabilities:
Notes payable	$761,824	$751,708
Payables to related parties	5,247	21
Accounts payable	46,296	62,346
Other liabilities	272,102	245,801

Total liabilities	1,085,469	1,059,876
Equity:
SHLP equity:
Owners’ equity	455,942	440,268
Accumulated other comprehensive income	5,101	4,788

Total SHLP equity	461,043	445,056
Non-controlling interests	394	401

Total equity	461,437	445,457

Total liabilities and equity	$1,546,906	$1,505,333

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Revenues	$256,083	$217,310	$436,198	$352,270
Cost of sales	(195,810)	(168,884)	(331,068)	(272,308)

Gross margin	60,273	48,426	105,130	79,962

Selling expenses	(14,614)	(12,848)	(26,354)	(23,002)
General and administrative expenses	(16,220)	(14,078)	(31,524)	(26,035)
Equity in income (loss) from unconsolidated joint ventures, net	1,412	478	1,818	(154)
Gain (loss) on reinsurance transaction	829	(807)	2,174	(159)
Interest expense	(158)	(1,397)	(276)	(4,830)
Other income (expense), net	5	237	(468)	1,007

Income before income taxes	31,527	20,011	50,500	26,789
Income tax expense	(2,824)	(479)	(10,502)	(420)

Net income	28,703	19,532	39,998	26,369
Less: Net loss attributable to non-controlling interests	4	2	7	3

Net income attributable to SHLP	$28,707	$19,534	$40,005	$26,372

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
Net income	$28,703	$19,532	$39,998	$26,369
Other comprehensive income, before tax
Unrealized investment holding gains	199	175	495	425
Less: Reclassification adjustments for investment gains included in net income	0	0	0	(37)

Comprehensive income, before tax	28,902	19,707	40,493	26,757
Income tax expense	(65)	(68)	(182)	(151)

Comprehensive income, net of tax	28,837	19,639	40,311	26,606
Less: Comprehensive loss attributable to non-controlling interests	4	2	7	3

Comprehensive income attributable to SHLP	$28,841	$19,641	$40,318	$26,609

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income	Total SHLP Equity	Non- controlling Interests	Total Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2012	$1,863	$173,555	$138,413	$490	$314,321	$4,517	$318,838	$409	$319,247
Comprehensive income (loss):
Net income (loss)	0	0	26,372	0	26,372	0	26,372	(3)	26,369
Change in unrealized gains on investments, net	0	0	0	0	0	237	237	0	237

Total comprehensive income (loss)							26,609	(3)	26,606

Balance, June 30, 2013 (unaudited)	$1,863	$173,555	$164,785	$490	$340,693	$4,754	$345,447	$406	$345,853

Balance, December 31, 2013	$35,996	$216,934	$177,866	$9,472	$440,268	$4,788	$445,056	$401	$445,457
Comprehensive income (loss):
Net income (loss)	29,206	956	2,157	7,686	40,005	0	40,005	(7)	39,998
Change in unrealized gains on investments, net	0	0	0	0	0	313	313	0	313

Total comprehensive income (loss)							40,318	(7)	40,311
Contributions from owners (a)	748	0	0	197	945	0	945	0	945
Distributions to owners (b)	(20,010)	0	0	(5,266)	(25,276)	0	(25,276)	0	(25,276)

Balance, June 30, 2014 (unaudited)	$45,940	$217,890	$180,023	$12,089	$455,942	$5,101	$461,043	$394	$461,437

(a)	In February 2014, the Company sold property to a related party under common control and, in accordance with U.S. generally accepted accounting principles (“GAAP”), $0.9 million of consideration received in excess of the net book value was recorded as a contribution from owners.
(b)	In January 2014, the Company acquired property from a related party under common control for $4.4 million of cash, assumption of a $1.3 million net liability, and estimated future revenue participation payments of $19.6 million. The $25.3 million of consideration was recorded as a distribution to owners.

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Operating activities
Net income	$39,998	$26,369
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (income) loss from joint ventures	(1,818)	154
(Gain) loss on reinsurance transaction	(2,174)	159
Net gain on sale of available-for-sale investments	0	(10)
Depreciation and amortization expense	4,835	4,564
Net interest capitalized on investment in joint ventures	(1,681)	(763)
Distributions of earnings from joint ventures	5,300	6,000
Changes in operating assets and liabilities:
Restricted cash	352	10,697
Receivables and other assets	(5,548)	(6,524)
Inventory	(155,791)	(158,601)
Payables and other liabilities	(4,622)	9,789

Net cash used in operating activities	(121,149)	(108,166)
Investing activities
Proceeds from sale of available-for-sale investments	104	3,078
Advances on promissory notes from related parties	(2,942)	(207)
Collections on promissory notes from related parties	11,031	638
Investments in unconsolidated joint ventures	(5,077)	(16,350)
Distributions from unconsolidated joint ventures	99	0

Net cash provided by (used in) investing activities	3,215	(12,841)
Financing activities
Principal payments to financial institutions and others	(1,423)	(752)
Contributions from owners	945	0
Distributions to owners	(4,385)	0

Net cash used in by financing activities	(4,863)	(752)

Net decrease in cash and cash equivalents	(122,797)	(121,759)
Cash and cash equivalents at beginning of period	206,205	279,756

Cash and cash equivalents at end of period	$83,408	$157,997

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

1. Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements include the accounts of Shea Homes Limited Partnership (“SHLP”) and its wholly-owned subsidiaries, including Shea Homes, Inc. (“SHI”) and its wholly-owned subsidiaries. The Company consolidates all joint ventures in which it has a controlling interest or other ventures in which it is the primary beneficiary of a variable interest entity (“VIE”). Material intercompany accounts and transactions are eliminated. The consolidated financial statements are prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these consolidated financial statements do not include all information and notes required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and accompanying notes for the year ended December 31, 2013. Adjustments, consisting of normal, recurring accruals and loss reserves, considered necessary for a fair presentation, are included.

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to SHLP, its subsidiaries and its consolidated joint ventures.

Organization

SHLP, a California limited partnership, was formed January 4, 1989, pursuant to an agreement of partnership (the “Agreement”), as most recently amended August 6, 2013, by and between J.F. Shea, G.P., a Delaware general partnership, as general partner, and the Company’s limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), that are under common control of Shea family members (collectively, the “Partners”). J.F. Shea, G.P. is 96% owned by JFSCI.

Nature of Operations

Our principal business purpose is homebuilding, which includes acquiring and developing land and constructing and selling new residential homes thereon. To a lesser degree, we develop and sell lots to other homebuilders. Our principal markets are California, Arizona, Colorado, Washington, Nevada, Florida, Virginia and Texas.

We own a captive insurance company, Partners Insurance Company, Inc. (“PIC”), which provided warranty, general liability, workers’ compensation and completed operations insurance for related companies and third-party subcontractors. Effective for the policy years commencing in 2007, PIC ceased issuing policies for these coverages (see Note 11).

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results expected for the year ended December 31, 2014.

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

Inventory is stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventory is adjusted to fair value or fair value less cost to sell. Quarterly, we review our real estate assets at each community for indicators of impairment. Real estate assets include projects actively selling, under development, held for future development or held for sale. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses.

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

When estimating undiscounted cash flows of a community, various assumptions are made, including: (i) the number of homes available and the expected prices and incentives offered by us or other builders, and future price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs expended to date and expected to be incurred, including, but not limited to, land and land development, home construction, interest, indirect construction and overhead, and selling and marketing costs; (iv) alternative product offerings that could impact sales pace, sales price and/or building costs; and (v) alternative uses for the property.

Many assumptions are interdependent and a change in one may require a corresponding change to other assumptions. For example, increasing or decreasing sales rates have a direct impact on the estimated price of a home, the level of time sensitive costs (such as indirect construction, overhead and interest), and selling and marketing costs (such as model maintenance and advertising). Depending on the underlying objective of the community, assumptions could have a significant impact on the projected cash flows. For example, if the objective is to preserve operating margins, the cash flows will be different than if the objective is to increase sales. These objectives may vary significantly by community.

If assets are considered impaired, the impairment charge is the amount the asset’s carrying value exceeds its fair value. Fair value is determined based on estimated future cash flows discounted for inherent risks associated with real estate assets or other valuation techniques. These discounted cash flows are impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset is located when the assessment is made. These factors are specific to each community and may vary. The discount rate used in determining each asset’s fair value depends on the community’s projected life and development stage.

Completed Operations Claim Costs

We maintain, and require our subcontractors to maintain, general liability insurance which includes coverage for completed operations losses and damages. Most subcontractors carry this insurance through our “rolling wrap-up” insurance program, where our risks and risks of participating subcontractors are insured through a common set of master policies.

Completed operations claims reserves primarily represent claims for property damage to completed homes and projects outside of our one-to-two year warranty period. Specific terms and conditions of completed operations claims vary depending on the market where homes close and can range up to ten years from the close of a home.

We record expenses and liabilities for estimated costs of potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported and is actuarially estimated using individual case-based valuations and statistical analysis. These estimates make up our entire reserve and are subject to a high degree of variability due to uncertainties such as trends in completed operations claims related to our markets and products built, claims reporting and settlement patterns, third party recoveries, insurance industry practices, insurance regulations and legal precedent. Because state regulations vary, completed operations claims are reported and resolved over an extended period, sometimes exceeding 10 years. As a result, actual costs may differ significantly from estimates.

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

In accordance with our completed operations insurance policies, completed operations claims costs are recoverable from our subcontractors or insurance carriers. Claims through July 31, 2009 are insured or reinsured by third-party insurance carriers, and claims commencing August 1, 2009 are insured by third-party and affiliate insurance carriers.

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

Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on our determination if it is more likely than not some or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends primarily on generation of future taxable income during periods in which those temporary differences become deductible. Assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses in recent years, forecasts of future profitability, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards before they expire, and tax planning alternatives. Judgment is required in determining future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

We follow certain accounting guidance on how uncertain tax positions should be accounted for and disclosed in the consolidated financial statements. The guidance requires assessment of tax positions taken or expected to be taken in the tax returns and to determine whether the tax positions are “more-likely-than-not” of being sustained upon examination by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not criteria would be recorded as a tax benefit or expense in the current year. We are required to assess open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain states. Open tax years are those that are open for examination by taxing authorities. We have examinations in progress but believe no uncertain tax positions exist that do not meet the more-likely-than-not criteria (see Note 13).

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which is intended to change the criteria for reporting discontinued operations and enhance disclosures. Under this new guidance, only disposals representing a strategic shift in operations that have a major effect on the entity’s operations and financial results should be presented as discontinued operations. If the disposal does qualify as a discontinued operation, the entity will be required to provide expanded disclosures, as well as disclosure of the pretax income attributable to the disposal of a significant part of an entity that does not qualify as a discontinued operation. ASU 2014-08 will be effective beginning January 1, 2015 and subsequent interim periods. The adoption of ASU 2014-08 is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides a single comprehensive model in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model that requires entities to exercise judgment when considering the terms of the contract(s) including (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective beginning January 1, 2017 and subsequent interim periods. We have the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. We are evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

3. Restricted Cash

At June 30, 2014 and December 31, 2013, restricted cash included cash customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds. At June 30, 2014 and December 31, 2013, restricted cash was $0.8 million and $1.2 million, respectively.

4. Fair Value Disclosures

At June 30, 2014 and December 31, 2013, as required by ASC 825, net book value and estimated fair value of notes payable were as follows:

	June 30, 2014		December 31, 2013
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 senior secured notes	$750,000	$813,750	$750,000	$830,625
Secured promissory notes	$11,824	$11,824	$1,708	$1,708

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

5. Accounts and Other Receivables, net

At June 30, 2014 and December 31, 2013, accounts and other receivables, net were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Insurance receivables	$137,418	$138,610
Escrow receivables	3,362	586
Notes receivables	4,305	3,155
Development receivables	1,633	3,093
Other receivables	6,497	4,031
Reserve	(1,874)	(1,976)

Total accounts and other receivables, net	$151,341	$147,499

Insurance receivables are from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on closed homes (see Note 11). Closed homes for policy years August 1, 2001 to July 31, 2009 are insured or reinsured by third-party insurance carriers, and closed homes for policy years commencing August 1, 2009 are insured by third-party and affiliate insurance carriers. At June 30, 2014 and December 31, 2013, insurance receivables from affiliate insurance carriers were $49.8 million and $44.0 million, respectively.

We reserve for uncollectible receivables that are specifically identified.

6. Inventory

At June 30, 2014 and December 31, 2013, inventory was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Model homes	$102,629	$87,728
Completed homes for sale	30,271	20,285
Homes under construction	361,894	257,662
Lots available for construction	325,074	342,622
Land under development	163,244	122,257
Land held for future development	89,177	70,618
Land held for sale, including water system connection rights of $11.4 million at June 30, 2014 and December 31, 2013	77,405	79,102
Land deposits and preacquisition costs	25,432	32,998

Total inventory	$1,175,126	$1,013,272

Model homes, completed homes for sale and homes under construction include all costs associated with home construction, including land, development, indirects, permits, and vertical construction. Lots available for construction include costs incurred prior to home construction such as land, development, indirects and permits. Land under development includes costs incurred during site development such as land, development, indirects and permits. Land under development transfers to lots available for construction once site development is complete and is ready for vertical construction. Land is classified as held for future development if significant development has not occurred. Land held for sale represents residential and commercial land designated for sale, including water system connection rights that will be transferred to homebuyers upon closing of their home, transferred upon sale of land to the respective buyer, sold or leased.

Impairment

Inventory, including the captions above, are stated at cost, unless the carrying amount is unrecoverable, in which case, inventories are adjusted to fair value or fair value less costs to sell (see Note 2).

For the three and six months ended June 30, 2014 and 2013, there were no inventory impairment charges.

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

For the three and six months ended June 30, 2014 and 2013, interest incurred, expensed and capitalized was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest incurred	$17,051	$16,774	$33,980	$33,542

Interest expensed (a)	$158	$1,397	$276	$4,830

Interest capitalized as a cost of inventory	$16,087	$14,871	$32,023	$27,949

Interest previously capitalized as a cost of inventory, included in cost of sales	$(17,064)	$(15,393)	$(27,908)	$(24,904)

Interest capitalized in ending inventory (b)	$106,215	$105,894	$106,215	$105,894

Interest capitalized as a cost of investments in unconsolidated joint ventures	$806	$506	$1,681	$763

Interest previously capitalized as a cost of investments in unconsolidated joint ventures, included in equity in income (loss) from unconsolidated joint ventures	$(124)	$(328)	$(391)	$(585)

Interest capitalized in ending investments in unconsolidated joint ventures	$2,379	$178	$2,379	$178

(a)	For the three and six months ended June 30, 2014, qualifying assets exceeded debt, therefore no interest on the Secured Notes (see Note 10) was expensed; interest expense represents fees charged on the unused revolving credit facility that is not considered a cost of borrowing and is not capitalized. For the three and six months ended June 30, 2013, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed.
(b)	In prior years, inventory impairment charges were recorded against total inventory of the respective community. Accordingly, capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

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

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, the joint ventures. At June 30, 2014 and December 31, 2013, Deficit Distributions were $1.6 million and $0.4 million, respectively.

For the three and six months ended June 30, 2014 and 2013, there were no impairment charges on investments in unconsolidated joint ventures.

At June 30, 2014 and December 31, 2013, total unconsolidated joint ventures’ notes payable was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$52,646	$52,515
Non-guaranteed	12,419	10,073

Total bank and seller notes payable (a)	65,065	62,588

Partner notes payable (b):
Unsecured	26,276	16,001

Total unconsolidated joint venture notes payable	$91,341	$78,589

Other unconsolidated joint venture notes payable (c)	$22,840	$55,441

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable. In January 2014, a $3.2 million partner note from one joint venture was paid in full.
(c)	Through indirect effective ownership in two joint ventures of 12.3% and .0003%, respectively, that had bank notes payable secured by real property in which we have not provided a guaranty.

At June 30, 2014 and December 31, 2013, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees.

For a joint venture, RRWS, LLC (“RRWS”), we have a remargin obligation that is limited to the lesser of 50% of the outstanding balance in total for all joint venture loans or $35.0 million, which outstanding loan balances at June 30, 2014 and December 31, 2013 were $43.1 million and $47.7 million, respectively. Consequently, our maximum remargin obligation at June 30, 2014 and December 31, 2013 was $21.6 million and $23.8 million, respectively. We also have an agreement where we could potentially recover a portion of payments made by the Company. However, we cannot provide assurance we could collect under this agreement.

For a second joint venture, Polo Estates Ventures, LLC (“Polo”), we have a joint and several remargin guarantee on loan obligations which, in total, at June 30, 2014 and December 31, 2013, were $7.9 million and $4.8 million, respectively. At June 30, 2014 and December 31, 2013, total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. We also have reimbursement rights where we could potentially recover a portion of payments made by the Company. However, we cannot provide assurance we could collect such payments.

No liabilities were recorded for these guarantees at June 30, 2014 and December 31, 2013 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment is required.

Our ability to make joint venture and other restricted payments and investments is governed by the indenture governing the Secured Notes (the “Indenture”, see Note 10). We are permitted to make restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available if our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. The aggregate amount of restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture) generated from and including October 1, 2013, plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company from and including October 1, 2013, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. In 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At June 30, 2014 and December 31, 2013, we made aggregate capital contributions of $15.1 million and $15.1 million, respectively, to this joint venture.

8. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in the financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. At June 30, 2014 and December 31, 2013, all VIEs were evaluated to determine the primary beneficiary.

Joint Ventures

We enter into joint ventures for homebuilding and land development activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the venture. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At June 30, 2014 and December 31, 2013, these joint ventures were not consolidated in our consolidated financial statements since they were not VIEs, or if they were VIEs, we were not the primary beneficiary.

At June 30, 2014 and December 31, 2013, we had a variable interest in an unconsolidated joint venture determined to be a VIE. The joint venture, RRWS, was formed in December 2012 and is owned 50% by the Company and 50% by a third-party real estate developer (the “RRWS Partner”). Several acquisition, development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loan. The Company and RRWS Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. In addition, the Company and RRWS Partner executed loan-to-value maintenance agreements for each loan on a joint and several basis. We have a maximum aggregate liability under the re-margin arrangements of the lesser of 50% of the outstanding balances in total or $35.0 million. Obligations of the Company and RRWS Partner under the re-margin arrangements are limited during the first two years of the loans. In addition to re-margin arrangements, the RRWS Partner and several of its principals executed repayment guarantees with no limit on their liability. At June 30, 2014 and December 31, 2013, outstanding bank notes payable were $43.1 million and $47.7 million, respectively, of which we have a maximum remargin obligation of $21.6 million and $23.8 million, respectively. We also have an agreement from the RRWS Partner, under which we could potentially recover a portion of payments made by the Company. However, we cannot provide assurance we could collect under this agreement.

At June 30, 2014 and December 31, 2013, we had a variable interest in a second unconsolidated joint venture determined to be a VIE. The joint venture, Polo, was formed in November 2012 and is owned 50% by the Company and 50% by a third-party investor (“Polo Partner”). Polo entered into acquisition, development and construction loans in July 2013 with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loan. The Company and Polo Partner each executed loan-to-value maintenance arrangements for each loan on a joint and several basis. At June 30, 2014 and December 31, 2013, outstanding bank notes payable were $7.9 million and $4.8 million, respectively, and total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. We also have reimbursement rights where we could potentially recover a portion of payments made by the Company. However, have cannot provide assurance we could collect such payments.

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

In accordance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At June 30, 2014 and December 31, 2013, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At June 30, 2014, we had $1.8 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having a $132.5 million remaining purchase price. We also had $20.4 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $340.9 million remaining purchase price.

Our loss exposure on land option contracts consists of non-refundable deposits, which were $20.0 million and $6.9 million at June 30, 2014 and December 31, 2013, respectively, and capitalized preacquisition costs of $2.9 million and $12.0 million, respectively, which were included in inventory in the consolidated balance sheets.

9. Other Assets, Net

At June 30, 2014 and December 31, 2013, other assets were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Income tax receivable	$2,821	$2,199
Deferred tax asset (see Note 13)	15,811	16,337
Investments	9,829	9,439
Property and equipment, net	4,431	4,103
Capitalized loan origination fees	11,091	11,089
Prepaid bank fees	167	152
Deposits in lieu of bonds and letters of credit	11,705	10,294
Prepaid insurance	3,697	2,460
Other	1,149	997

Total other assets, net	$60,701	$57,070

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

For the three and six months ended June 30, 2014 and 2013, there were no realized gains on available-for-sale securities.

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

10. Notes Payable

At June 30, 2014 and December 31, 2013, notes payable were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
$750.0 million 8.625% senior secured notes (the “Secured Notes”), due May 2019	$750,000	$750,000
$125.0 million secured revolving credit facility (the “Revolver”), interest currently at the eurocurrency rate plus 2.75%, matures March 1, 2016	0	0
Promissory notes, interest ranging from 1% to 6%, maturing through 2016, secured by deeds of trust on inventory	11,824	1,708

Total notes payable	$761,824	$751,708

On May 10, 2011, our Secured Notes were issued at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At June 30, 2014 and December 31, 2013, accrued interest was $8.1 million and $8.1 million, respectively.

The Indenture contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand unto unrelated businesses, and enter in certain transaction with our affiliates. At June 30, 2014 and December 31, 2013, we were in compliance with these covenants.

In February 2014, we replaced our $75.0 million letter of credit facility with the Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the credit agreement governing the Revolver (the “Credit Agreement”), plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At June 30, 2014, we were in compliance with these covenants and no amounts were outstanding.

11. Other Liabilities

At June 30, 2014 and December 31, 2013, other liabilities were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Completed operations	$137,418	$138,610
Warranty reserves	20,838	20,648
Accrued profit and revenue participation arrangements (see Note 12)	21,657	678
Deferred revenue/gain	27,317	29,358
Provisions for closed homes/communities	7,659	10,591
Deposits (primarily homebuyer)	19,967	14,281
Legal reserves	4,975	4,576
Accrued interest	8,127	8,086
Accrued compensation and benefits	14,682	9,389
Distributions payable	2,350	2,531
Deficit Distributions (see Note 7)	1,555	351
Other	5,557	6,702

Total other liabilities	$272,102	$245,801

Completed Operations

Reserves for completed operations primarily represent claims for property damage to completed homes and projects outside our one-to-two year warranty period. Specific terms and conditions of completed operations claims vary depending on the market where homes close and can range to ten years from the close of a home. Expenses and liabilities are recorded for potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported, and is actuarially estimated using individual case-based valuations and statistical analysis. For policy years from August 1, 2001 through the present, completed operations claims are insured or reinsured by third-party and affiliate insurance carriers.

For the three and six months ended June 30, 2014 and 2013, changes in completed operations reserves were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of the period	$137,644	$131,250	$138,610	$131,519
Reserves provided	2,291	1,096	5,704	3,068
Claims paid	(2,517)	(1,098)	(6,896)	(3,339)

Balance, end of the period	$137,418	$131,248	$137,418	$131,248

Reserves provided for completed operations are generally fully offset by changes in insurance receivables (see Note 5); however, premiums paid for completed operations insurance policies are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record corresponding insurance receivables under applicable policies when recovery is probable. At June 30, 2014 and December 31, 2013, insurance receivables were $137.4 million and $138.6 million, respectively.

Expenses, liabilities and receivables related to these claims are subject to a high degree of variability due to uncertainties such as trends in completed operations claims related to our markets and products built, claims reporting and settlement patterns, insurance industry practices, insurance regulations and legal precedent. Although considerable variability is inherent in such estimates, we believe reserves for completed operations claims are adequate.

Warranty Reserve

We offer a limited one or two year fit and finish warranty for our homes. Specific terms and conditions of these warranties vary in the markets in which the homes close. We estimate warranty costs to be incurred and record a liability and a charge to cost of sales when home revenue is recognized. We also include in our warranty reserve the uncovered losses related to completed operations coverage, which approximates 12.5% of the total property damage estimate. Factors affecting warranty liability include number of homes closed, historical and anticipated warranty claims, and cost per claim history and trends. We periodically assess adequacy of our warranty liabilities and adjust amounts as necessary.

For the three and six months ended June 30, 2014 and 2013, changes in warranty liability were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of the period	$21,182	$17,927	$20,648	$17,749
Provision for warranties	2,632	2,641	5,942	4,386
Warranty costs paid	(2,976)	(2,047)	(5,752)	(3,614)

Balance, end of the period	$20,838	$18,521	$20,838	$18,521

Deferred Revenue/Gain

Deferred revenue/gain represents deferred revenues or gain on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At June 30, 2014 and December 31, 2013, deferred revenue/gain primarily represents the PIC Transaction described below.

Completed operations claims were insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009 for policy years August 1, 2001 to July 31, 2007, and its completed operations risks from August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third party insurance carriers to insure these policies. As a result of this novation, a $19.2 million gain was deferred and will be recognized as income when related claims are paid. In addition, the deferred gain may increase or decrease based on changes in actuarial estimates. Changes to the deferred gain are recognized as current period income or expense. At June 30, 2014 and December 31, 2013, the unamortized deferred gain was $18.3 million and $18.9 million, respectively. For the three and six months ended June 30, 2014, we recognized $0.4 million and $0.7 million, respectively, and for the three and six months ended June 30, 2013, we recognized $0.4 million and $0.6 million, respectively, of this deferral as income, which was included in gain (loss) on reinsurance transaction, and includes both the impact of income recognized from claims paid as well as income or expense from increases or decreases to the deferred gain from changes in actuarial adjustments.

Second, PIC entered into reinsurance agreements with various unrelated reinsurers that reinsured 100% of its expected completed operations risks from August 1, 2001 to July 31, 2005. As a result of the reinsurance, a $15.6 million gain was deferred and will be recognized as income when the related claims are paid. In addition, the deferred gain may increase or decrease based on changes in actuarial estimates. Changes to the deferred gain are recognized as current period income or expense. At June 30, 2014 and December 31, 2013, the unamortized deferred gain was $6.3 million and $7.8 million, respectively. For the three and six months ended June 30, 2014, we recognized $0.4 million and $1.5 million, respectively, and for the three and six months ended June 30, 2013, we recognized $(1.2) million and $(0.7) million, respectively, of this deferral as income (expense), which was included in gain (loss) on reinsurance transaction, and includes both the impact of income recognized from claims paid as well as income or expense from increases or decreases to the deferred gain from changes in actuarial adjustments.

As a result of the PIC Transaction, if the estimated ultimate loss to be paid under these policies exceeds the policy limits under the novation and reinsurance transactions, the shortfall is expected to be funded by JFSCI for the policies novated to JFSCI and by PIC for the policies it reinsured.

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. At June 30, 2014 and December 31, 2013, the remaining distribution payable was $2.4 million and $2.5 million, respectively.

12. Related Party Transactions

Related Party Receivables and Payables

At June 30, 2014 and December 31, 2013, receivables from related parties, net were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Note receivable from JFSCI	$13,512	$21,588
Notes receivable from unconsolidated joint ventures	3,942	1,037
Notes receivable from related parties	15,941	18,822
Reserves for note receivables from related parties	(12,878)	(12,842)
Receivables from related parties	1,947	3,745

Total receivables from related parties, net	$22,464	$32,350

In May 2011, concurrent with issuance of the Secured Notes, the previous unsecured receivable from JFSCI was partially paid down and the balance converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In 2014 and 2013, JFSCI elected to make prepayments, including accrued interest, of $10.4 million and $3.8 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until February 2017. At June 30, 2014 and December 31, 2013, the note receivable from JFSCI, including accrued interest, was $13.5 million and $21.6 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until February 2017, we do not anticipate collection risks on this note receivable.

At June 30, 2014 and December 31, 2013, notes receivable from unconsolidated joint ventures, including accrued interest, were $3.9 million and $1.0 million, respectively. These notes receivable bear interest ranging from 8% to 12% and mature through 2020. Further, a note bearing 8% interest can earn additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of these notes receivable, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note receivable. Based on these criteria, we do not anticipate collection risks on these notes receivable.

At June 30, 2014 and December 31, 2013, notes receivable from other related parties, including accrued interest, were $3.1 million and $6.0 million, respectively, net of related reserves of $12.9 million and $12.8 million, respectively. These notes are unsecured and mature from August 2016 through March 2019. At June 30, 2014, these notes bore interest ranging from Prime less .75% (2.5%) to 4.20%, and at December 31, 2013, from Prime less .75% (2.5%) to 4.25%. Quarterly, we evaluate collectability of these notes which includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. Based on these criteria, two notes receivable were deemed uncollectible and fully reserved. We do not anticipate collection risks on these notes receivable.

The Company, entities under common control and certain unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. Amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, are non-interest bearing, due on demand and generally paid monthly. At June 30, 2014 and December 31, 2013, these receivables were $1.9 million and $3.7 million, respectively, and these payables were $5.2 million and $0.1 million, respectively.

Real Property and Joint Venture Transactions

In January 2014, we entered into a purchase and sale agreement and acquired undeveloped land in Northern California. Consideration included $4.4 million of cash, assumption of a $1.3 million net liability, and future revenue participation payments (the “RAPA”). The RAPA is calculated at 11% of gross revenues from home closings, payable quarterly and limited to $19.6 million. The RAPA liability, based on a third-party real estate appraisal, is estimated to be $19.6 million, which is included in other liabilities (see Note 11). As the transaction is with a related party under common control, the $25.3 million of consideration was recorded as an equity distribution.

In February 2014, we entered into a purchase and sale agreement to sell land in Southern California to a related party under common control for $1.0 million cash and assumption of certain construction obligations. The $0.9 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution.

In June 2014, we entered into a purchase and sale agreement (“PSA”) to purchase land in Northern California from an unconsolidated joint venture in which we hold a 33% ownership interest. We paid $2.7 million for 70 lots and acquired an option to purchase 262 lots in seven phases through 2019, estimated in total at $18.5 million. The PSA also includes additional consideration based on future price and profit appreciation for each phase, payable after the last home closing for that respective phase. In conjunction with the purchase of the 70 lots, we deferred $0.9 million of profit representing our proportionate share of the corresponding land sale profit from the joint venture and recorded it as a reduction of inventory.

At June 30, 2014 and 2013, we were the managing member for ten and nine, respectively, unconsolidated joint ventures and received management fees from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures. Fees representing cost reimbursement are recorded as an offset to general and administrative expenses; fees in excess of costs are recorded as revenues. For the three and six months ended June 30, 2014, $2.2 million and $4.3 million, respectively, of management fees were offset to general and administrative expenses, and $0.1 million and $0.4 million, respectively, of management fees were recorded as revenues. For the three and six months ended June 30, 2013, $2.0 million and $3.6 million, respectively, of management fees were offset to general and administrative expenses, and $0.1 million and $0.1 million, respectively, of management fees were recorded as revenues.

Other Related Party Transactions

JFSCI provides corporate services, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and six months ended June 30, 2014, general and administrative expenses included $6.5 million and $12.8 million, respectively, and for the three and six months ended June 30, 2013, general and administrative expenses included $5.9 million and $11.1 million, respectively, for these corporate services.

We lease office space from related parties under non-cancelable operating leases with terms up to ten years that generally provide renewal options for terms up to an additional five years. For the three and six months ended June 30, 2014, related party rental expense was $0.2 million and $0.3 million, respectively, and for the three and six months ended June 30, 2013, related party rental expense was $0.1 million and $0.1 million, respectively.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. Some of these policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverage provided by these third party and affiliate insurance providers. Policies covering these risks from unrelated third party insurance providers are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the three and six months ended June 30, 2014, amounts paid to affiliates for this retention insurance coverage were $5.1 million and $10.2 million, respectively, and for the three and six months ended June 30, 2013, amounts paid to affiliates for this retention insurance coverage were $3.9 million and $7.8 million, respectively.

13. Income Taxes

For the six months ended June 30, 2014 and 2013, income tax expense was $10.5 million and $0.4 million, respectively. At June 30, 2014 and December 31, 2013, the net deferred tax asset was $15.8 million and $16.3 million, respectively, which primarily related to available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. The $0.5 million deferred tax asset valuation allowance related to capital losses that expire in 2016 and 2017, and the impairment of debt securities that mature in 2021 and 2022. We continue to monitor industry and economic conditions, and our ability to generate taxable income to determine the recoverability of the net deferred tax assets.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, which were filed. On February 12, 2014, the Tax Court ruled in favor of the Company, issuing a formal decision to this effect on April 21, 2014 (the “Tax Court Decision”). Pursuant to the ruling, the Company is permitted to continue to report income and loss from the sale of homes in its planned developments using CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Company or the Partners. On July 15, 2014, the IRS filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. The appeals process requires the IRS file its opening brief and excerpts of the record by October 6, 2014, and the Company file an answering brief and excerpts of the record by November 3, 2014.

Notwithstanding the appeal by the IRS, we believe our position will prevail and, because we do not believe it is probable that we will incur a material loss in connection with the appeal, have not recorded a liability for related taxes or interest for SHI. Furthermore, as a limited partnership, income taxes, interest or penalties imposed on SHLP are the Partners’ responsibility and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court Decision is overturned in whole or in part, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $67 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $110 million to fund their related payments to the IRS and applicable state taxing authorities. However, the Indenture provides the amount we may pay on behalf of SHI and distribute to the Partners of SHLP for the matter may not exceed $70.0 million. Any potential shortfall would be absorbed by the SHLP Partners.

14. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and a general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return at 1.2% through December 31, 2016, 2.25% from January 1, 2017 to December 31, 2020, and Prime less 2.05% from January 1, 2021 and thereafter on unreturned capital balances. Series D holders have a 1% ownership interest and earn a preferred return at 2.0% through December 31, 2016, 12.75% from January 1, 2017 to December 31, 2020, and 7.0% from January 1, 2021 and thereafter on unreturned capital balances. At June 30, 2014 and December 31, 2013, accumulated undistributed preferred returns for Series B holders were $23.7 million and $22.7 million, respectively. At June 30, 2014 and December 31, 2013, accumulated undistributed preferred returns for Series D holders were $58.4 million and $56.6 million, respectively.

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

15. Contingencies and Commitments

At June 30, 2014 and December 31, 2013, certain unrecorded contingent liabilities and commitments were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Tax Court CCM case (capped at $70.0 million, see Note 13)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint ventures (see Note 7)	29,476	28,684
Costs to complete on surety bonds for Company projects	77,400	77,276
Costs to complete on surety bonds for joint venture projects	22,781	22,845
Costs to complete on surety bonds for related party projects	1,636	1,614
Water system connection rights purchase obligation	30,506	30,506

Total unrecorded contingent liabilities and commitments	$231,799	$230,925

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

We record a reserve for potential legal claims and regulatory matters when the specific facts and circumstances indicate that they are probable of occurring and a potential loss is reasonably estimable, and we revise these estimates when necessary. At June 30, 2014 and December 31, 2013, we had reserves of $5.0 million and $4.6 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot determine their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. Other than the Tax Court Decision discussed in Note 13, at June 30, 2014, the range of reasonably possible losses in excess of amounts accrued was not material.

Letters of Credit, Surety Bonds and Project Obligations

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At December 31, 2013, there were no letters of credit outstanding under this facility. In February 2014, this facility was replaced with the Revolver (see Note 10), which includes a $62.5 million sublimit for letters of credit. At June 30, 2014, there were no outstanding letters of credit under the Revolver.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At June 30, 2014, there was $77.4 million of costs to complete in connection with $173.2 million of surety bonds issued. At December 31, 2013, there was $77.3 million of costs to complete in connection with $169.7 million of surety bonds issued.

We also provide indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At June 30, 2014, there was $22.8 million of costs to complete in connection with $63.3 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects. At December 31, 2013, there was $22.8 million of costs to complete in connection with $63.7 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners and/or homeowners following the closing of new homes in the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At June 30, 2014 and December 31, 2013, in connection with credit support arrangements, there was $9.0 million and $8.6 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on landowners and/or homeowners. At June 30, 2014 and December 31, 2013, in connection with certain funding arrangements, there was $13.4 million and $13.1 million, respectively, reimbursable to us from certain agencies, including $12.2 million and $11.9 million, respectively, from metro-districts in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

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

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, we effectively remain a 10% guarantor on certain community facility district bond obligations to which we must meet a minimum calculated tangible net worth; otherwise, we are required to fund collateral to the bond issuer. At June 30, 2014 and December 31, 2013, we exceeded the minimum tangible net worth requirement.

At a consolidated homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at June 30, 2014 and December 31, 2013, had a contractual purchase price of $30.5 million, which is less than the estimated market value. These water system connection rights are held, then transferred to homebuyers upon closing of their home, transferred upon sale of land to the respective buyer, sold or leased.

16. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes paid	$9,769	$66
Interest paid, net of amounts capitalized	$259	$4,689
Supplemental disclosure of non-cash activities
Unrealized gain (loss) on available-for-sale investments, net	$313	$237
Reclassification of Deficit Distributions to (from) unconsolidated joint ventures from (to) other liabilities	$1,204	$(212)
Purchase of land in exchange for note payable	$11,539	$2,283
Deferred gain on inventory purchased from unconsolidated joint venture	$900	$0
Distribution to Owners for assumption of liability and revenue participation payments for land purchased from a related party under common control	$(20,891)	$0

17. Segment Information

Our homebuilding business, which is responsible for most of our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up and active lifestyle homebuyers. Our homebuilding business also provides management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follows:

•	Southern California, comprised of communities in Los Angeles, Ventura and Orange Counties, and the Inland Empire;

•	San Diego, comprised of communities in San Diego County, California;

•	Northern California, comprised of communities in northern and central California, and the central coast of California;

•	Mountain West, comprised of communities in Colorado and Washington;

•	South West, comprised of communities in Arizona, Nevada and Texas; and

•	East, comprised of communities in Florida, North Carolina and Virginia.

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

Financial information relating to reportable segments was as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Total assets:
Southern California	$372,995	$316,339
San Diego	170,296	160,593
Northern California	325,034	286,513
Mountain West	348,091	316,459
South West	175,700	155,416
East	15,509	5,096

Total homebuilding assets	1,407,625	1,240,416
Corporate	139,281	264,917

Total assets	$1,546,906	$1,505,333

	June 30, 2014	December 31, 2013
	(In thousands)
Inventory:
Southern California	$295,080	$239,986
San Diego	151,613	142,395
Northern California	285,398	249,111
Mountain West	278,984	247,294
South West	151,371	132,484
East	12,680	2,002

Total inventory	$1,175,126	$1,013,272

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenues:
Southern California	$96,272	$56,134	$142,357	$96,289
San Diego	28,312	31,358	45,343	40,988
Northern California	45,710	53,483	104,066	81,132
Mountain West	41,226	39,884	60,128	62,190
South West	44,430	34,151	83,961	67,684
East	0	1,964	0	3,530

Total homebuilding revenues	255,950	216,974	435,855	351,813
Corporate	133	336	343	457

Total revenues	$256,083	$217,310	$436,198	$352,270

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Income (loss) before income taxes:
Southern California	$19,543	$12,249	$24,548	$20,138
San Diego	3,959	1,004	5,713	(420)
Northern California	5,898	5,648	16,690	7,542
Mountain West	316	2,108	(628)	(690)
South West	2,771	169	5,535	1,144
East	(465)	51	(1,438)	(302)

Total homebuilding income before income taxes	32,022	21,229	50,420	27,412
Corporate	(495)	(1,218)	80	(623)

Total income before income taxes	$31,527	$20,011	$50,500	$26,789

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

Pursuant to the Indenture, a guarantor may be released from its guarantee obligations only under certain customary circumstances specified in the indenture, namely (1) upon the sale or other disposition (including by way of consolidation or merger) of such guarantor, (2) upon the sale or disposition of all or substantially all the assets of such guarantor, (3) upon the designation of such guarantor as an unrestricted subsidiary for covenant purposes in accordance with the terms of the indenture, (4) upon a legal defeasance or covenant defeasance pursuant, or (5) upon the full satisfaction of our obligations under the indenture.

Presented herein are the condensed consolidated financial statements provided for in Rule 3-10(f) of Regulation S-K under the Securities Act for the guarantor subsidiaries and non-guarantor subsidiaries.

Condensed Consolidating Balance Sheet

June 30, 2014

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$34,609	$40,060	$8,739	$0	$83,408
Restricted cash	440	315	82	0	837
Accounts and other receivables, net	122,688	28,463	22,835	(22,645)	151,341
Receivables from related parties, net	5,043	15,280	2,141	0	22,464
Inventory	951,071	222,516	4,677	(3,138)	1,175,126
Investments in unconsolidated joint ventures	26,435	1,156	25,438	0	53,029
Investments in subsidiaries	759,810	71,535	87,290	(918,635)	0
Other assets, net	26,785	33,785	131	0	60,701
Intercompany	0	529,874	0	(529,874)	0

Total assets	$1,926,881	$942,984	$151,333	$(1,474,292)	$1,546,906

Liabilities and equity
Liabilities:
Notes payable	$761,824	$0	$0	$0	$761,824
Payables to related parties	20	0	2	5,225	5,247
Accounts payable	29,296	16,335	665	0	46,296
Other liabilities	178,575	63,052	53,119	(22,644)	272,102
Intercompany	496,123	0	42,115	(538,238)	0

Total liabilities	1,465,838	79,387	95,901	(555,657)	1,085,469
Equity:
SHLP equity:
Owners’ equity	455,942	858,496	55,038	(913,534)	455,942
Accumulated other comprehensive income	5,101	5,101	0	(5,101)	5,101

Total SHLP equity	461,043	863,597	55,038	(918,635)	461,043
Non-controlling interests	0	0	394	0	394

Total equity	461,043	863,597	55,432	(918,635)	461,437

Total liabilities and equity	$1,926,881	$942,984	$151,333	$(1,474,292)	$1,546,906

(a)	Includes Shea Homes Funding Corp., whose financial position at June 30, 2014 was not material.

Condensed Consolidating Balance Sheet

December 31, 2013

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$153,794	$43,803	$8,608	$0	$206,205
Restricted cash	695	354	140	0	1,189
Accounts and other receivables, net	120,299	26,754	28,696	(28,250)	147,499
Receivables from related parties, net	9,251	22,027	796	276	32,350
Inventory	749,832	263,213	3,361	(3,134)	1,013,272
Investments in unconsolidated joint ventures	22,068	1,091	24,589	0	47,748
Investments in subsidiaries	748,326	69,755	90,484	(908,565)	0
Other assets, net	24,030	32,957	83	0	57,070
Intercompany	0	465,706	0	(465,706)	0

Total assets	$1,828,295	$925,660	$156,757	$(1,405,379)	$1,505,333

Liabilities and equity
Liabilities:
Notes payable	$751,708	$0	$0	$0	$751,708
Payables to related parties	20	0	1	0	21
Accounts payable	36,594	25,334	418	0	62,346
Other liabilities	171,470	41,370	61,211	(28,250)	245,801
Intercompany	423,447	0	45,117	(468,564)	0

Total liabilities	1,383,239	66,704	106,747	(496,814)	1,059,876
Equity:
SHLP equity:
Owners’ equity	440,268	854,168	49,609	(903,777)	440,268
Accumulated other comprehensive income	4,788	4,788	0	(4,788)	4,788

Total SHLP equity	445,056	858,956	49,609	(908,565)	445,056
Non-controlling interests	0	0	401	0	401

Total equity	445,056	858,956	50,010	(908,565)	445,457

Total liabilities and equity	$1,828,295	$925,660	$156,757	$(1,405,379)	$1,505,333

(b)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2013 was not material.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended June 30, 2014

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$139,158	$112,177	$4,748	$0	$256,083
Cost of sales	(111,743)	(83,688)	(379)	0	(195,810)

Gross margin	27,415	28,489	4,369	0	60,273
Selling expenses	(8,281)	(4,231)	(2,102)	0	(14,614)
General and administrative expenses	(11,765)	(3,733)	(722)	0	(16,220)
Equity in income (loss) from unconsolidated joint ventures, net	(157)	(6)	1,575	0	1,412
Equity in income from subsidiaries	23,089	562	17	(23,668)	0
Gain on reinsurance transaction	0	0	829	0	829
Interest expense	(158)	0	0	0	(158)
Other income (expense), net	(1,435)	1,470	(30)	0	5

Income before income taxes	28,708	22,551	3,936	(23,668)	31,527
Income tax expense	(1)	(2,821)	(2)	0	(2,824)

Net income	28,707	19,730	3,934	(23,668)	28,703
Less: Net loss attributable to non-controlling interests	0	0	4	0	4

Net income attributable to SHLP	$28,707	$19,730	$3,938	$(23,668)	$28,707

Comprehensive income	$28,841	$19,864	$3,934	$(23,802)	$28,837

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2014.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended June 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$131,140	$80,181	$5,989	$0	$217,310
Cost of sales	(108,600)	(60,071)	(356)	143	(168,884)

Gross margin	22,540	20,110	5,633	143	48,426
Selling expenses	(7,526)	(3,834)	(1,488)	0	(12,848)
General and administrative expenses	(8,749)	(4,732)	(597)	0	(14,078)
Equity in income (loss) from unconsolidated joint ventures, net	23	(3)	458	0	478
Equity in income (loss) from subsidiaries	15,098	(1,589)	(799)	(12,710)	0
Loss on reinsurance transaction	0	0	(807)	0	(807)
Interest expense	(998)	(399)	0	0	(1,397)
Other income (expense), net	(854)	727	507	(143)	237

Income before income taxes	19,534	10,280	2,907	(12,710)	20,011
Income tax expense	0	(475)	(4)	0	(479)

Net income	19,534	9,805	2,903	(12,710)	19,532
Less: Net loss attributable to non-controlling interests	0	0	2	0	2

Net income attributable to SHLP	$19,534	$9,805	$2,905	$(12,710)	$19,534

Comprehensive income	$19,641	$9,912	$2,903	$(12,817)	$19,639

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Income and Comprehensive Income

Six Months Ended June 30, 2014

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$226,752	$201,285	$8,161	$0	$436,198
Cost of sales	(182,481)	(147,838)	(749)	0	(331,068)

Gross margin	44,271	53,447	7,412	0	105,130
Selling expenses	(14,426)	(8,135)	(3,793)	0	(26,354)
General and administrative expenses	(22,309)	(7,788)	(1,427)	0	(31,524)
Equity in income (loss) from unconsolidated joint ventures, net	(658)	26	2,450	0	1,818
Equity in income from subsidiaries	37,013	1,585	28	(38,626)	0
Gain on reinsurance transaction	0	0	2,174	0	2,174
Interest expense	(276)	0	0	0	(276)
Other income (expense), net	(3,606)	3,206	(68)	0	(468)

Income before income taxes	40,009	42,341	6,776	(38,626)	50,500
Income tax expense	(4)	(10,479)	(19)	0	(10,502)

Net income	40,005	31,862	6,757	(38,626)	39,998
Less: Net loss attributable to non-controlling interests	0	0	7	0	7

Net income attributable to SHLP	$40,005	$31,862	$6,764	$(38,626)	$40,005

Comprehensive income	$40,318	$32,175	$6,757	$(38,939)	$40,311

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2014.

Condensed Consolidating Statement of Income and Comprehensive Income

Six Months Ended June 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$201,105	$139,356	$11,809	$0	$352,270
Cost of sales	(164,380)	(107,457)	(709)	238	(272,308)

Gross margin	36,725	31,899	11,100	238	79,962
Selling expenses	(12,732)	(7,224)	(3,046)	0	(23,002)
General and administrative expenses	(16,320)	(8,229)	(1,486)	0	(26,035)
Equity in income (loss) from unconsolidated joint ventures, net	(640)	(22)	508	0	(154)
Equity in income (loss) from subsidiaries	24,505	(1,194)	(1,332)	(21,979)	0
Loss on reinsurance transaction	0	0	(159)	0	(159)
Interest expense	(3,432)	(1,398)	0	0	(4,830)
Other income (expense), net	(1,731)	1,968	1,008	(238)	1,007

Income before income taxes	26,375	15,800	6,593	(21,979)	26,789
Income tax expense	(3)	(405)	(12)	0	(420)

Net income	26,372	15,395	6,581	(21,979)	26,369
Less: Net loss attributable to non-controlling interests	0	0	3	0	3

Net income attributable to SHLP	$26,372	$15,395	$6,584	$(21,979)	$26,372

Comprehensive income	$26,609	$15,632	$6,581	$(22,216)	$26,606

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(189,063)	$59,123	$3,285	$5,506	$(121,149)

Investing activities
Collections on promissory notes from related parties	2,917	8,114	0	0	11,031
Investments in unconsolidated joint ventures	(4,173)	(80)	(824)	0	(5,077)
Other investing activities	(1,630)	106	(1,215)	0	(2,739)

Net cash provided by (used in) investing activities	(2,886)	8,140	(2,039)	0	3,215

Financing activities
Intercompany	77,627	(71,006)	(1,115)	(5,506)	0
Distributions to owners	(4,385)	0	0	0	(4,385)
Contributions from owners	945	0	0	0	945
Principal payments to financial institutions and others	(1,423)	0	0	0	(1,423)

Net cash provided by (used in) financing activities	72,764	(71,006)	(1,115)	(5,506)	(4,863)

Net increase (decrease) in cash and cash equivalents	(119,185)	(3,743)	131	0	(122,797)
Cash and cash equivalents at beginning of period	153,794	43,803	8,608	0	206,205

Cash and cash equivalents at end of period	$34,609	$40,060	$8,739	$0	$83,408

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2014.

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(86,654)	$(38,172)	$12,630	$4,030	$(108,166)

Investing activities
Investments in unconsolidated joint ventures	(6,792)	(53)	(9,505)	0	(16,350)
Other investing activities	590	2,919	0	0	3,509

Net cash provided by (used in) investing activities	(6,202)	2,866	(9,505)	0	(12,841)

Financing activities
Intercompany	5,840	(13,964)	12,154	(4,030)	0
Principal payments to financial institutions and others	(752)	0	0	0	(752)

Net cash provided by (used in) financing activities	5,088	(13,964)	12,154	(4,030)	(752)

Net increase (decrease) in cash and cash equivalents	(87,768)	(49,270)	15,279	0	(121,759)
Cash and cash equivalents at beginning of period	216,914	48,895	13,947	0	279,756

Cash and cash equivalents at end of period	$129,146	$(375)	$29,226	$0	$157,997

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

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

Our homebuilding business, which is responsible for most of our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up and active lifestyle homebuyers. Our homebuilding business also provides management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follow:

•	Southern California, comprised of communities in Los Angeles, Ventura and Orange Counties, and the Inland Empire;

•	San Diego, comprised of communities in San Diego County, California;

•	Northern California, comprised of communities in northern and central California, and the central coast of California;

•	Mountain West, comprised of communities in Colorado and Washington;

•	South West, comprised of communities in Arizona, Nevada and Texas; and

•	East, comprised of communities in Florida, North Carolina and Virginia.

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

Overview

The housing market remained relatively healthy in the first six months of 2014. For the three months ended June 30, 2014 compared to the three months ended June 30, 2013, net homes sales orders increased 22%, primarily attributable to a higher average community count, coupled with a modest improvement in our monthly sales absorption rate. Homebuilding revenues increased 18% driven by a 25% increase in our average home selling price (“ASP”), which was partially offset by a 5% decrease in homes closed. Gross margin as a percentage of revenues increased from 22.3% last year to 23.5% for the three months ended June 30, 2014.

For the six months ended June 30, 2014 compared to the six months ended June 30, 2013, net homes sales orders increased 12%, primarily attributable to a higher average community count, coupled with a modest improvement in our monthly sales absorption rate. Homebuilding revenues increased 24% as a result of a 21% increase in our ASP and a 3% increase in home closings. Gross margin as a percentage of revenues improved from 22.7% to 24.1% as a result of general home price increases.

We have $94.1 million in cash, cash equivalents, restricted cash and investments at June 30, 2014 and we expect to continue to invest in land opportunities in desirable locations to supplement our existing land positions.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Revenues	$256,083	$217,310	18%	$436,198	$352,270	24%
Cost of sales	(195,810)	(168,884)	16	(331,068)	(272,308)	22

Gross margin	60,273	48,426	24	105,130	79,962	31
Selling expenses	(14,614)	(12,848)	14	(26,354)	(23,002)	15
General and administrative expenses	(16,220)	(14,078)	15	(31,524)	(26,035)	21
Equity in income (loss) from unconsolidated joint ventures	1,412	478	195	1,818	(154)	—
Gain (loss) on reinsurance transaction	829	(807)	—	2,174	(159)	—
Interest expense	(158)	(1,397)	(89)	(276)	(4,830)	(94)
Other (expense) income, net	5	237	(98)	(468)	1,007	—

Income before income taxes	31,527	20,011	58	50,500	26,789	89
Income tax expense	(2,824)	(479)	490	(10,502)	(420)	2,400

Net income	28,703	19,532	47	39,998	26,369	52
Less: Net loss attributable to non-controlling interests	4	2	100	7	3	133

Net income attributable to SHLP	$28,707	$19,534	47%	$40,005	$26,372	52%

Comprehensive income, net of tax	$28,837	$19,639	47%	$40,311	$26,606	52%

For the three months ended June 30, 2014, net income attributable to SHLP was $28.7 million compared to $19.5 million for the three months ended June 30, 2013. This increase was primarily attributable to an 18% increase in revenues, a 120 basis point higher gross margin percentage, a $1.6 million improvement in our reinsurance transaction results, a $0.9 million increase in equity income from unconsolidated joint ventures and a $1.2 million decrease in interest expense, partially offset by a $2.1 million increase in general and administrative expenses (from increased compensation expenses), a $1.8 million increase in selling expenses (from increased volume related sales costs and advertising) and a $2.3 million increase in income tax expense.

For the six months ended June 30, 2014, net income attributable to SHLP was $40.0 million compared to $26.4 million for the six months ended June 30, 2013. This increase was primarily attributable to a 24% increase in revenues, a 140 basis point higher gross margin percentage, a $2.3 million improvement in our reinsurance transaction results, a $2.0 million increase in equity income from unconsolidated joint ventures and a $4.6 million decrease in interest expense, partially offset by a $5.5 million increase in general and administrative expenses (from increased compensation expenses), a $3.4 million increase in selling expenses (from increased volume related sales costs and advertising) and a $10.1 million increase in income tax expense.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a new home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of results expected for the year ended December 31, 2014.

Revenues

Revenues are derived primarily from home closings and land sales. House and land revenues are recorded at closing. Management fees from homebuilding ventures and managed projects are in other homebuilding revenues. Revenues from corporate, insurance brokerage services and our captive insurance company, Partners Insurance Company (“PIC”), are in other revenues.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Revenues:
House revenues	$250,722	$212,392	18%	$428,855	$343,878	25%
Land revenues	4,380	4,213	4	4,938	7,141	(31)
Other homebuilding revenues	848	369	130	2,062	794	160

Total homebuilding revenues	255,950	216,974	18	435,855	351,813	24
Other revenues	133	336	(60)	343	457	(25)

Total revenues	$256,083	$217,310	18%	$436,198	$352,270	24%

For the three months ended June 30, 2014, total revenues were $256.1 million compared to $217.3 million for the three months ended June 30, 2013. This increase was primarily attributable to a 25% increase in the ASP of homes closed, partially offset by a 5% decrease in homes closed. The increase in the ASP of homes closed was primarily attributable to the general increase in new home prices combined with a greater percentage of our home closings coming from our Southern California segment, which delivers larger, more expensive homes compared to our other segments.

For the six months ended June 30, 2014, total revenues were $436.2 million compared to $352.3 million for the six months ended June 30, 2013. This increase was primarily attributable to a 3% increase in homes closed and a 21% increase in the ASP of homes closed. The increase in the ASP of homes closed was primarily attributable to the general increase in new home prices combined with a greater percentage of home closings coming from our Southern California segment, which delivers larger, more expensive homes compared to our other segments.

For the three and six months ended June 30, 2014 and 2013, homebuilding revenues by segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Southern California:
House revenues	$96,170	$56,128	71%	$142,100	$94,101	51%
Land revenues	0	0	0	55	2,175	(97)
Other homebuilding revenues	102	6	1,600	202	13	1,454

Total homebuilding revenues	$96,272	$56,134	72%	$142,357	$96,289	48%

San Diego:
House revenues	$28,308	$31,355	(10)%	$45,273	$40,983	10%
Land revenues	3	0	100	68	0	100
Other homebuilding revenues	1	3	(67)	2	5	(60)

Total homebuilding revenues	$28,312	$31,358	(10)%	$45,343	$40,988	11%

Northern California:
House revenues	$45,342	$53,268	(15)%	$103,205	$80,792	28%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	368	215	71	861	340	153

Total homebuilding revenues	$45,710	$53,483	(15)%	$104,066	$81,132	28%

Mountain West:
House revenues	$36,794	$35,671	3%	$55,173	$57,041	(3)%
Land revenues	4,377	4,213	4	4,815	4,966	(3)
Other homebuilding revenues	55	0	100	140	183	(23)

Total homebuilding revenues	$41,226	$39,884	3%	$60,128	$62,190	(3)%

South West:
House revenues	$44,108	$34,006	30%	$83,104	$67,432	23%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	322	145	122	857	252	240

Total homebuilding revenues	$44,430	$34,151	30%	$83,961	$67,684	24%

East:
House revenues	$0	$1,964	(100)%	$0	$3,530	(100)%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	0	0	0	0	0	0

Total homebuilding revenues	$0	$1,964	(100)%	$0	$3,530	(100)%

For the three and six months ended June 30, 2014 and 2013, homes closed and ASP of homes closed by segment were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Homes closed:
Southern California	106	80	33%	165	131	26%
San Diego	54	68	(21)	88	91	(3)
Northern California	70	116	(40)	166	177	(6)
Mountain West	75	78	(4)	117	131	(11)
South West	130	109	19	252	217	16
East	0	9	(100)	0	15	(100)

Total consolidated	435	460	(5)%	788	762	3%

Southern California	33	21	57%	50	36	39%
Northern California	13	4	225	22	9	144
Mountain West	9	10	(10)	23	13	77
East	18	16	13	31	20	55

Total unconsolidated joint ventures	73	51	43%	126	78	62%

Total homes closed	508	511	(1)%	914	840	9%

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
ASP of homes closed:
Southern California	$907,264	$701,600	29%	$861,212	$718,328	20%
San Diego	524,222	461,103	14	514,466	450,341	14
Northern California	647,743	459,207	41	621,717	456,452	36
Mountain West	490,587	457,321	7	471,564	435,427	8
South West	339,292	311,982	9	329,778	310,747	6
East	0	218,222	(100)	0	235,285	(100)

Total consolidated	$576,372	$461,722	25%	$544,232	$451,283	21%

Southern California	$385,440	$282,100	37%	$377,525	$280,105	35%
Northern California	515,080	557,671	(8)	511,189	545,461	(6)
Mountain West	418,789	400,143	5	423,035	411,000	3
East	270,164	251,062	8	271,732	250,387	9

Total unconsolidated joint ventures	$384,219	$317,118	21%	$383,143	$324,923	18%

Total ASP of homes closed	$548,760	$447,290	23%	$522,025	$439,550	19%

For the three months ended June 30, 2014 compared to 2013, home closings decreased in San Diego, Northern California and East, partially offset by increased closings in Southern California and South West. Closings in the Mountain West were only down three homes year-over-year on a slightly lower backlog conversion rate. The decrease in closings for San Diego, Northern California and East segments was due to a lower beginning backlog for the 2014 second quarter versus the 2013 second quarter. The increase in closings for Southern California was primarily attributable to the opening of several new communities, which contributed to a higher year-over-year beginning backlog for the 2014 second quarter, while the increase in closings for the South West was due to the opening of new communities combined with a higher backlog conversion rate in the 2014 second quarter compared to 2013. The increase in each of the segment’s average selling price of homes closed was primarily attributable to price increases in all segments, combined with the delivery of larger, more expensive homes in our Southern California segment.

For the six months ended June 30, 2014 compared to 2013, home closings increased for Southern California and South West, partially offset by decreased closings in all other segments, primarily in the Mountain West and East. The increase in closings for Southern California and South West were primarily attributable to the opening of new communities, which contributed to a larger year-over-year beginning backlog for the year. The decrease in closings for Mountain West and East were primarily attributable to the close out of certain communities, which led to a lower year-over-year beginning backlog for the year. The increase in the average selling price of homes closed was primarily attributable to price increases in all segments, combined with the delivery of larger, more expensive homes in our Southern California segment.

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments.

Gross margin for the three and six months ended June 30, 2014 and 2012 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	Gross Margin %	2013	Gross Margin %	2014	Gross Margin %	2013	Gross Margin %
	(Dollars in thousands)
Gross margin	$60,273	23.5%	$48,426	22.3%	$105,130	24.1%	$79,962	22.7%

For the three months ended June 30, 2014, total gross margin was $60.3 million compared to $48.4 million for the three months ended June 30, 2013. This increase was primarily attributable to an 18% increase in revenues combined with a higher gross margin percentage resulting from general price increases in all segments.

For the six months ended June 30, 2014, total gross margin was $105.1 million compared to $80.0 million for the six months ended June 30, 2013. This increase was primarily attributable to a 24% increase in revenues combined with a higher gross margin percentage resulting from general price increases experienced in all segments.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Total homebuilding revenues	$255,950	$216,974	18%	$435,855	$351,813	24%
Selling expense	$14,614	$12,848	14%	$26,354	$23,002	15%

% of total homebuilding revenues	5.7%	5.9%		6.0%	6.5%

General and administrative expense	$16,220	$14,078	15%	$31,524	$26,035	21%

% of total homebuilding revenues	6.3%	6.5%		7.2%	7.4%

Total selling, general and administrative expense	$30,834	$26,926	15%	$57,878	$49,037	18%

% of total homebuilding revenues	12.0%	12.4%		13.3%	13.9%

Selling Expense

For the three months ended June 30, 2014, selling expense was $14.6 million compared to $12.8 million for the three months ended June 30, 2013. The increase was primarily attributable to higher advertising costs and co-op advertising paid to other homebuilders for master plan communities, driven primarily by higher closing and revenue volume. Selling expense as a percentage of revenue decreased due to certain fixed selling costs, primarily salaries, on a higher revenue base. As homebuilding revenues increase, we generally achieve economies of scale and efficiencies on certain expenses that are fixed in nature.

For the six months ended June 30, 2014, selling expense was $26.4 million compared to $23.0 million for the six months ended June 30, 2013. The increase was primarily attributable to higher direct selling costs, such as sales commissions, and model amortization from increased closings. Advertising costs also increased, including co-op advertising. Selling expense as a percentage of revenue decreased due to leveraging certain fixed selling costs, primarily salaries, on a higher revenue base.

General and Administrative Expense

For the three months ended June 30, 2014, general and administrative expense was $16.2 million compared to $14.1 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, general and administrative expense was $31.5 million compared to $26.0 million for the six months ended June 30, 2013. The increases were primarily due to increased compensation expenses. However, G&A expenses as a percentage of revenue were lower for both the three month and six month periods in 2014, compared to 2013, as a result of greater efficiencies as we continue to leverage certain fixed expenses over an increased level of revenues.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in homebuilding and land development.

For the three months ended June 30, 2014, equity in income (loss) from unconsolidated joint ventures was $1.4 million compared to $0.5 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, equity in income (loss) from unconsolidated joint ventures was $1.8 million compared to $(0.2) million for the six months ended June 30, 2013. The increase in income was primarily attributable to increased profitability of a Southern California joint venture that is near completion, partially offset by start up costs of new joint ventures.

Gain (Loss) on Reinsurance Transaction

Completed operations claims for policy years August 1, 2001 to July 31, 2007, and workers’ compensation and general liability risks for policy years August 1, 2001 to July 31, 2005, were previously insured through PIC. In December 2009, PIC entered into a series of transactions (the “PIC Transaction”) in which these policies were either novated to JFSCI or reinsured with third-party insurance carriers. As a result of the PIC Transaction, a $34.8 million gain was deferred and to be recognized as income when related claims are paid. In addition, the deferred gain can be adjusted based on current changes in actuarial estimates. Any changes to the deferred gain are recognized in the current period.

For the three months ended June 30, 2014, reinsurance gain (loss) was $0.8 million compared to $(0.8) million for the three months ended June 30, 2013. For the six months ended June 30, 2014, reinsurance gain (loss) was $2.2 million compared to $(0.2) million for the six months ended June 30, 2013. The gain recognized for the three and six months ended June 30, 2014 was based on claims paid. The loss recognized for the three and six months ended June 30, 2013 was due to actuarial estimate adjustments, partially offset by gains recognized based on claims paid.

Interest Expense

Interest expense is interest incurred and not capitalized. For the three and six months ended June 30, 2014, substantially all interest incurred was capitalized. For the three and six months ended June 30, 2013, most interest incurred was capitalized to inventory with the remainder expensed since debt exceeded the qualified asset amount. Assets qualify for interest capitalization during their development and other qualifying activities such as construction; however, if qualified assets are less than the total debt, a portion of interest is expensed.

For the three months ended June 30, 2014, interest expense was $0.2 million compared to $1.4 million for the three months ended June 30, 2013. For the six months ended June 30, 2014, interest expense was $0.3 million compared to $4.8 million for the six months ended June 30, 2013. This decrease was primarily attributable to higher qualified assets. Interest expense for the three and six months ended June 30, 2014 represents fees for the unused portion of our $125.0 million secured revolving credit facility (the “Revolver”) and is not capitalized.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income, gains (losses) on sales of investments, pre-acquisition cost and deposit write-offs, property tax expense and other income (expense). Interest income is primarily from related party notes receivables, investments and interest bearing cash accounts.

For the three and six months ended June 30, 2014 and 2013, other (expense) income, net was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Other income (expense), net:
Interest income	$383	$557	(31)%	$757	$1,177	(36)%
Gain on sale of investments	0	0	—	0	10	(100)
Preacquisition cost and option deposit write-offs	(114)	(81)	41	(470)	(193)	144
Property tax expense	(489)	(605)	(19)	(1,241)	(1,408)	(12)
Deposit forfeitures and cancellation fees	251	105	139	313	739	(58)
Other income (expense)	(26)	261	—	173	682	(75)

Total other income (expense), net	$5	$237	(98)%	$(468)	$1,007	—%

For the three and six months ended June 30, 2014, other income (expense), net was nominal and $(0.5) million, respectively, compared to $0.2 million and $1.0 million, respectively, for the three and six months ended June 30, 2013. This decrease in income was primarily attributable to decreased interest income on the Company’s bank and investment accounts and increased write-offs of preacquisition costs and option deposits. Cancelation fees for the six months ended June 30, 2013 included a fee received for the termination of a managed real estate project.

Income Tax Expense

SHLP is treated as a partnership for income tax purposes. As a limited partnership, SHLP is subject to certain minimal state taxes and fees; however, taxes on income realized by SHLP are generally the obligation of SHLP’s general and limited partners (the “Partners”) and their owners. As SHI is a C corporation, federal and state income taxes are included in these consolidated financial statements.

At June 30, 2014 and December 31, 2013, net deferred tax assets of SHI before reserves were $16.3 million and $16.8 million, respectively, which primarily related to available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. At December 31, 2013, SHI had net operating loss carryforwards of approximately $18.8 million that expire by 2018 and are subject to annual limitations of $4.6 million.

When assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon generating sufficient taxable income in the future. We record a valuation allowance when we determine it is more-likely-than-not a portion of the deferred tax assets will not be realized. At June 30, 2014 and December 31, 2013, the deferred tax asset valuation allowance was $0.5 million and $0.5 million, respectively, and related to capital losses that expire in 2016 and 2017, and the impairment of debt securities that mature in 2021 and 2022, as it is unknown if these deferred tax assets will be realized.

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

For the six months ended June 30, 2014, income tax expense was $10.5 million compared to $0.4 million for the six months ended June 30, 2013. This change was primarily attributable to the valuation allowance reduction (and corresponding reduction in income tax expense) for the six months ended June 30, 2013, combined with year-over-year increase in taxable income for the six months ended June 30, 2014.

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

For the three and six months ended June 30, 2014 and 2013, home sales orders, net of cancellations, were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Home sales orders, net:
Southern California	148	50	196%	306	104	194%
San Diego	104	74	41	151	165	(8)
Northern California	100	101	(1)	219	221	(1)
Mountain West	126	122	3	238	234	2
South West	134	163	(18)	231	303	(24)
East	13	4	225	13	6	117

Total consolidated	625	514	22%	1,158	1,033	12%

Southern California	39	5	680%	75	13	477%
Northern California	15	14	7	29	22	32
Mountain West	22	20	10	40	34	18
East	39	26	50	66	42	57

Total unconsolidated joint ventures	115	65	77%	210	111	89%

Total home sales orders, net	740	579	28%	1,368	1,144	20%

For the three and six months ended June 30, 2014 and 2013, cancellation rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cancellation rates:
Southern California	12%	7%	9%	10%
San Diego	17	16	17	18
Northern California	13	11	14	10
Mountain West	18	12	15	12
South West	16	10	17	13
East	0	20	0	25

Total consolidated	15%	12%	14%	13%

Southern California	11%	17%	14%	13%
Northern California	21	36	28	29
Mountain West	12	9	15	8
East	19	21	26	26

Unconsolidated joint ventures	15%	22%	20%	21%

Total cancellation rates	15%	13%	15%	14%

For the three and six months ended June 30, 2014 and 2013, average active selling communities were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Average active selling communities:
Southern California	11	5	120%	10	5	100%
San Diego	9	6	50	8	7	14
Northern California	14	13	8	14	13	8
Mountain West	12	15	(20)	12	15	(20)
South West	17	14	21	17	15	13
East	1	1	0	1	1	0

Total consolidated	64	54	19%	62	56	11%

Southern California	4	1	300%	5	2	150%
Northern California	4	5	(20)	4	3	33
Mountain West	5	5	0	5	5	0
East	2	2	0	2	2	0

Total unconsolidated joint ventures	15	13	15%	16	12	33%
Total average active selling communities	79	67	18%	78	68	15%

For the three months ended June 30, 2014, consolidated home sales orders per active selling community were 9.8, or 3.3 per month, compared to 9.5, or 3.2 per month, for the three months ended June 30, 2013. For the six months ended June 30, 2014, consolidated home sales orders per active selling community were 18.7, or 3.1 per month, compared to 18.4, or 3.1 per month, for the six months ended June 30, 2013. The slight improvement in the 2014 second quarter monthly sales absorption rate was driven by a significant increase in the Southern California sales rate. Partially offsetting the strong Southern California results was a slowdown in the South West sales pace, principally in Arizona.

The Company’s consolidated cancellation rate increased modestly from 11.7% in the 2013 second quarter to 14.9% in the 2014 second quarter, while each segment saw its cancellation rate remain below 20%. We believe cancellation rates below 20% generally are indicative of favorable housing market conditions.

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

The increase in homes in backlog at June 30, 2014 compared to June 30, 2013 is primarily attributable to a 12% increase in home sales orders for the six months ended June 30, 2014 compared to the same period in 2013, partially offset by a 3% increase in homes closed for the same period, and a 7% decrease in backlog at December 31, 2013 compared to December 31, 2012.

At June 30, 2014 and 2013, sales order backlog was as follows:

	Homes			Sales Value			ASP
	June 30,			June 30,			June 30,
	2014	2013	%	2014	2013	%	2014	2013	%
				(In thousands)			(In thousands)
Backlog:
Southern California	301	96	214%	$234,694	$84,130	179%	$780	$876	(11)%
San Diego	163	181	(10)	97,318	87,566	11	597	484	23
Northern California	197	285	(31)	141,335	152,499	(7)	717	535	34
Mountain West	328	315	4	156,278	144,441	8	476	459	4
South West	217	298	(27)	72,261	93,290	(23)	333	313	6
East	13	7	86	3,677	2,327	58	283	332	(15)

Total consolidated	1,219	1,182	3%	$705,563	$564,253	25%	$579	$477	21%

Southern California	51	4	1,175%	$22,264	$1,310	1,600%	$437	$328	33%
Northern California	30	23	30	17,283	10,873	59	576	473	22
Mountain West	40	32	25	14,991	10,751	39	375	336	12
East	85	58	47	25,352	15,024	69	298	259	15

Total unconsolidated joint ventures	206	117	76%	$79,890	$37,958	110%	$388	$324	20%

Total backlog	1,425	1,299	10%	$785,453	$602,211	30%	$551	$464	19%

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

Inventory dollars at June 30, 2014 increased from December 31, 2013 primarily due to increased land acquisitions and homes under construction due to the continued improvement in the housing market, net of inventory relieved through cost of sales for home closings.

At June 30, 2014, December 31, 2013 and June 30, 2013, total lots owned or controlled were as follows:

	June 30, 2014	December 31, 2013	% Change from December 31, 2013	June 30, 2013	% Change from June 30, 2013
Lots owned or controlled by segment:
Southern California	1,643	1,890	(13)%	2,030	(19)%
San Diego	555	640	(13)	699	(21)
Northern California	4,058	3,731	9	3,099	31
Mountain West	9,850	9,841	0	10,180	(3)
South West	2,137	2,063	4	3,284	(35)
East	1,946	765	154	10	—

Total consolidated	20,189	18,930	7	19,302	5
Unconsolidated joint ventures	3,902	4,455	(12)	3,745	4

Total lots owned or controlled	24,091	23,385	3%	23,047	5%

Lots owned or controlled by ownership type:
Lots owned for homebuilding	7,444	6,277	19%	6,413	16%
Lots owned and held for sale	3,378	3,313	2	3,269	3
Lots optioned or subject to contract for homebuilding	6,333	6,306	0	6,586	(4)
Lots optioned or subject to contract that will be held for sale	3,034	3,034	0	3,034	0
Unconsolidated joint venture lots	3,902	4,455	(12)	3,745	4

Total lots owned or controlled	24,091	23,385	3%	23,047	5%

At June 30, 2014, December 31, 2013 and June 30, 2013, total homes under construction and completed homes were as follows:

	June 30, 2014	December 31, 2013	% Change from December 31, 2013	June 30, 2013	% Change from June 30, 2013
Homes under construction:
Sold	917	611	50%	833	10%
Unsold	163	149	9	134	22

Total consolidated	1,080	760	42	967	12
Unconsolidated joint ventures	147	119	24	65	126

Total homes under construction	1,227	879	40%	1,032	19%

Completed homes: (a)
Sold (b)	70	49	43%	60	17%
Unsold	41	34	21	16	156

Total consolidated	111	83	34	76	46
Unconsolidated joint ventures	20	8	150	16	25

Total completed homes	131	91	44%	92	42%

(a)	Excludes model homes.
(b)	Sold but not closed.

LIQUIDITY AND CAPITAL RESOURCES

        Operating and other short-term cash liquidity needs have been primarily funded from cash on our balance sheet and our homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. In addition, the Company has, and will continue to utilize, land option contracts, public and private note offerings, land seller notes, joint venture structures (which typically obtain project level financing to reduce the amount of partner capital invested), assessment district bond financing, letters of credit and surety bonds, tax refunds and proceeds from related party note receivables as sources of liquidity. In addition, as an additional source of liquidity, we obtained a $125.0 million secured revolving credit facility (the “Revolver”) in February 2014 (see below). At June 30, 2014, cash and cash equivalents were $83.4 million, restricted cash was $0.8 million and total debt was $761.8 million, compared to cash and cash equivalents of $206.2 million, restricted cash of $1.2 million and total debt of $751.7 million at December 31, 2013. Restricted cash includes customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds.

In February 2014, we replaced our $75.0 million letter of credit facility with the Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the credit agreement governing the Revolver (the “Credit Agreement”), plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At June 30, 2014, we were in compliance with these covenants and no amounts were outstanding.

We believe the Revolver, combined with other available sources, such as existing cash, cash equivalents and cash from operations, are sufficient to provide for our cash requirements in the next twelve months. In evaluating this sufficiency, we considered the expected cash flow to be generated by homebuilding operations, our current cash position and other sources of liquidity available to us, compared to anticipated cash requirements for interest payments on our $750.0 million senior secured notes (the “Secured Notes”) and Revolver, land purchase commitments and land development expenditures, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

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

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, which were filed. On February 12, 2014, the Tax Court ruled in favor of the Company, issuing a formal decision to this effect on April 21, 2014 (the “Tax Court Decision”). Pursuant to the ruling, the Company is permitted to continue to report income and loss from the sale of homes in its planned developments using CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Company or the Partners. On July 15, 2014, the IRS filed an appeal in the U.S. Court of Appeals for the Ninth Circuit. The appeals process requires the IRS file its opening brief and excerpts of the record by October 6, 2014, and the Company file an answering brief and excerpts of the record by November 3, 2014.

If the Tax Court Decision is overturned in whole or in part, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $67 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $110 million to fund their related payments to the IRS and applicable state taxing authorities.

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

If necessary, SHLP and SHI expect to pay any CCM-related tax liability from existing cash, cash from operations, our Revolver and, to the extent SHLP is required by the Tax Distribution Agreement to pay amounts in excess of the Maximum CCM Payment, from cash equity contributions by JFSCI. However, cash from homebuilding operations may be insufficient to cover such payments. See “Risk Factors—The IRS can challenge our income and expense recognition methodologies. If we are unsuccessful in supporting or defending our positions, we could become subject to a substantial tax liability from previous years” and “Risk Factors—Under our Tax Distribution Agreement, we are required to make distributions to our equity holders from time to time based on their ownership in SHLP, which is a limited partnership and, under certain circumstances, those distributions may occur even if SHLP does not have taxable income” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

For the six months ended June 30, 2014 and 2013, cash provided by (used in) operating, investing and financing activities was as follows:

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(121,149)	$(108,166)
Investing activities	3,215	(12,841)
Financing activities	(4,863)	(752)

Net decrease in cash	$(122,797)	$(121,759)

Cash from Operating Activities

For the six months ended June 30, 2014, cash provided by (used in) operating activities was $(121.1) million compared to $(108.2) million for the six months ended June 30, 2013. This increase in cash used was primarily attributed to increased land acquisitions, land development and construction costs of $74.2 million, increased selling, general and administrative costs of $9.4 million, and a $14.4 million increase in cash used for payables and other liabilities, which were partially offset by increased cash receipts from home and land closings of $84.3 million. Further, in 2013, an additional $10.3 million of restricted cash was released.

Cash from Investing Activities

For the six months ended June 30, 2014, cash provided by (used in) investing activities was $3.2 million compared to $(12.8) million for the six months ended June 30, 2013. This improvement was primarily attributable to $7.7 million of increased net payments received on promissory notes, primarily the note receivable from JFSCI, and $11.3 million of decreased net investments in unconsolidated joint ventures, partially offset by $3.0 million of decreased proceeds from the sale of available-for-sale investments. Investments in unconsolidated joint ventures fluctuate quarterly depending on the timing and need for capital, including the timing of initial capital contributions for new joint ventures.

Cash from Financing Activities

For the six months ended June 30, 2014, cash provided by (used in) financing activities was $(4.9) million compared to $(0.8) million for the six months ended June 30, 2013. This increase in cash used was primarily attributable to a $4.4 million cash payment for the acquisition of land from a related party under common control.

Notes Payable

At June 30, 2014 and December 31, 2013, notes payable were as follows:

	June 30, 2014	December 31, 2013
Notes payable:
Secured Notes	$750,000	$750,000
Revolver	0	0
Other secured promissory notes	11,824	1,708

Total notes payable	$761,824	$751,708

Secured Notes

On May 10, 2011, our Secured Notes were issued at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At June 30, 2014 and December 31, 2013, accrued interest was $8.1 million and $8.1 million, respectively.

The Indenture contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with affiliates. At June 30, 2014 and December 31, 2013, we were in compliance with these covenants.

The Indenture provides that we and our restricted subsidiaries may not incur or guarantee payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for such prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the Indenture) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At June 30, 2014, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 2.77.

Our ability to make joint venture and other restricted payments and investments is governed by the Indenture. We are permitted to make restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available if our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. The aggregate amount of restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture) generated from and including October 1, 2013, plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company from and including October 1, 2013, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. In 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At June 30, 2014, we made aggregate capital contributions of $15.1 million to this joint venture. We project our peak investment of $45.0 million in this joint venture will occur in the fourth quarter of 2014 and, shortly thereafter, will be returned to us. In 2015, we anticipate making additional investments in this joint venture at amounts below the $45.0 million commitment, and expect such additional investments will be returned by the end of 2015. We anticipate making additional investments in other joint ventures.

Revolver

In February 2014, we replaced our $75.0 million secured letter of credit facility with the Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the Credit Agreement, plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At June 30, 2014, we were in compliance with these covenants and no amounts were outstanding.

At June 30, 2014, covenant compliance for the Revolver was as follows:

	Actual at June 30, 2014	Covenant Requirements at June 30, 2014
	(Dollars in thousands)
Covenant Requirements:
Minimum Consolidated Tangible Net Worth (a)	$ 485,768	$ 346,718
Minimum Liquidity	$ 74,834	≥ $ 5,000
Ratio of Land Assets to Tangible Net Worth	1.34	≤ 2.0
Interest Coverage Ratio	3.09	≥ 1.5
Adjusted Leverage Ratio (b)	1.42	≤ 2.5
Permitted Maximum Senior Leverage Ratio	0	≤ 0.75
Actual Borrowings/Permitted Borrowings (c)	$ 0	$ 125,000

(a)	Consolidated Tangible Net Worth (“TNW”) cannot be less than the sum of: (a) 75% of consolidated TNW as of December 31, 2013, plus (b) 50% of the cumulative Net Cash Proceeds, as defined in the Revolver Agreement, of any Equity Issuances received by borrower after February 20, 2014, plus (c) 50% of the cumulative consolidated Net Income minus income taxes at an effective rate of 50%.
(b)	Not to be greater than 2.5 prior to and including December 31, 2014, and 2.0 after December 31, 2014.
(c)	Borrowing capacity under the provision of the borrowing base, as defined in the Credit Agreement.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, and purchase obligations for water system connection rights. At June 30, 2014, there were no material changes to contractual obligations from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts to acquire large tracts of land in smaller parcels to better manage financial and market risk of holding land and to reduce use of funds. Option contracts generally require a non-refundable deposit after a diligence period for the right to acquire lots over a specified period of time at a predetermined price. However, in certain circumstances, the purchase price may not, in whole or in part, be determinable and payable until the homes or lots are closed. In such instances, an estimated purchase price for the unknown portion is not included in the total remaining purchase price. At June 30, 2014, we had owned or controlled 7,188 lots in Colorado for which the entire purchase price is determined at the time the underlying lots close with a home buyer or other purchaser of the lot. In addition, at June 30, 2014, we had acquired an option to purchase 262 lots in Northern California in which the purchase price is based on the future price and profit appreciation of the homes sold (see “Related Party Transactions”). At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letters of credit with no further financial responsibility to the land seller. However, purchase contracts can contain additional development obligations that must be completed even if a contract is terminated.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At June 30, 2014, we had $22.2 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $473.4 million, compared to $21.0 million and $422.3 million, respectively, at December 31, 2013.

Water System Connection Rights

At a consolidated homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at June 30, 2014, had a contractual purchase price of $30.5 million, which is less than the estimated market value. These water system connection rights are held, then transferred to homebuyers upon closing of their home, transferred upon the sale of land to the respective buyer, sold or leased.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures for the following purposes:

•	leveraging our capital base;

•	managing and reducing financial and market risks of holding land;

•	establishing strategic alliances;

•	accessing lot positions; and

•	expanding market share.

These joint ventures typically obtain secured acquisition, development and construction financing, each designed to reduce use of corporate funds.

At June 30, 2014 and December 31, 2013, total unconsolidated joint ventures’ notes payable were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$52,646	$52,515
Non-Guaranteed	12,419	10,073

Total bank and seller notes payable (a)	65,065	62,588

Partner notes payable (b):
Unsecured	26,276	16,001

Total unconsolidated joint venture notes payable	$91,341	$78,589

Other unconsolidated joint venture notes payable (c)	$22,840	$55,441

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable. In January 2014, a $3.2 million partner note from one joint venture was paid in full.
(c)	Through indirect effective ownership in two joint ventures of 12.3% and 0.0003%, respectively, that had bank notes payable secured by real property in which we have not provided any guarantee.

At June 30, 2014 and December 31, 2013, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees.

For a joint venture, RRWS, LLC (“RRWS”), we have a remargin obligation that is limited to the lesser of 50% of the outstanding balance in total for all joint venture loans or $35.0 million, which outstanding loan balances at June 30, 2014 and December 31, 2013 were $43.1 million and $47.7 million, respectively. Consequently, our maximum remargin obligation at June 30, 2014 and December 31, 2013 was $21.6 million and $23.8 million, respectively. We also have an agreement where we could potentially recover a portion of payments made by the Company. However, we cannot provide assurance we could collect under this agreement.

For a second joint venture, Polo Estate Ventures, LLC (“Polo”), we have a joint and several remargin guarantee on loan obligations that, in total, at June 30, 2014 and December 31, 2013, were $7.9 million and $4.8 million, respectively. At June 30, 2014 and December 31, 2013, total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. We also have reimbursement rights where we could potentially recover a portion of payments made by the Company. However, we cannot provide assurance we could collect such payments.

No liabilities were recorded for these guarantees at June 30, 2014 and December 31, 2013 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment is required.

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

Guarantees, Surety Obligations and Other Contingencies

At June 30, 2014 and December 31, 2013, certain unrecorded loan remargin or other guarantees, surety obligations and other contingencies were as follows:

	June 30, 2014	December 31, 2013
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint ventures	29,476	28,684
Costs to complete on surety bonds for Company projects	77,400	77,276
Costs to complete on surety bonds for joint venture projects	22,781	22,845
Costs to complete on surety bonds for related party projects	1,636	1,614

Total unrecorded contingent liabilities and commitments	$201,293	$200,419

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At December 31, 2013, there were no letters of credit outstanding under this facility. In February 2014, this facility was replaced with the Revolver, which includes a $62.5 million sublimit for letters of credit. At June 30, 2014, there were no outstanding letters of credit under the Revolver.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At June 30, 2014, there was $77.4 million of costs to complete in connection with $173.2 million of surety bonds issued. At December 31, 2013, there was $77.3 million of costs to complete in connection with $169.7 million of surety bonds issued.

We also provide indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At June 30, 2014, there was $22.8 million of costs to complete in connection with $63.3 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects. At December 31, 2013, there was $22.8 million of costs to complete in connection with $63.7 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners and/or homeowners following the closing of new homes in the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At June 30, 2014 and December 31, 2013, in connection with credit support arrangements, there was $9.0 million and $8.6 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on landowners and/or homeowners. At June 30, 2014 and December 31, 2013, in connection with certain funding arrangements, there was $13.4 million and $13.1 million, respectively, reimbursable to us from certain agencies, including $12.2 million and $11.9 million, respectively, from metro-districts in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

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

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, we effectively remain a 10% guarantor on certain community facility district bond obligations to which we must meet a minimum calculated tangible net worth; otherwise, we are required to fund collateral to the bond issuer. At June 30, 2014 and December 31, 2013, we exceeded the minimum tangible net worth requirement.

RELATED PARTY TRANSACTIONS

In January 2014, we entered into a purchase and sale agreement and acquired undeveloped land in Northern California. Consideration included $4.4 million of cash, assumption of a $1.3 million net liability, and future revenue participation payments (the “RAPA”). The RAPA is calculated at 11% of gross revenues from home closings, payable quarterly and limited to $19.6 million. The RAPA liability, based on a third-party real estate appraisal, is estimated to be $19.6 million. As the transaction is with a related party under common control, the $25.3 million of consideration was recorded as an equity distribution.

In February 2014, we entered into a purchase and sale agreement to sell land in Southern California to a related party under common control for $1.0 million cash and assumption of certain construction obligations. The $0.9 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution.

In June 2014, we entered into a purchase and sale agreement (“PSA”) to purchase land in Northern California from an unconsolidated joint venture in which we hold a 33% ownership interest. We paid $2.7 million for 70 lots and acquired an option to purchase 262 lots in seven phases through 2019, estimated in total at $18.5 million. The PSA also includes additional consideration based on future price and profit appreciation for each phase, payable after the last home closing for that respective phase. In conjunction with the purchase of the 70 lots, we deferred $0.9 million of profit representing our proportionate share of the corresponding land sale profit from the joint venture and recorded it as a reduction of inventory.

At June 30, 2014 and 2013, we were the managing member for ten and nine, respectively, unconsolidated joint ventures and received management fees from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures. Fees representing cost reimbursement are recorded as an offset to general and administrative expenses; fees in excess of costs are recorded as revenues. For the three and six months ended June 30, 2014, $2.2 million and $4.3 million, respectively, of management fees were offset to general and administrative expenses, and $0.1 million and $0.4 million, respectively, of management fees were recorded as revenues. For the three and six months ended June 30, 2013, $2.0 million and $3.6 million, respectively, of management fees were offset to general and administrative expenses, and $0.1 million and $0.1 million, respectively, of management fees were recorded as revenues.

JFSCI provides corporate services, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and six months ended June 30, 2014, general and administrative expenses included $6.5 million and $12.8 million, respectively, and for the three and six months ended June 30, 2013, general and administrative expenses included $5.9 million and $11.1 million, respectively, for these corporate services.

We lease office space from related parties under non-cancelable operating leases with terms up to ten years that generally provide renewal options for terms up to an additional five years. For the three and six months ended June 30, 2014, related party rental expense was $0.2 million and $0.3 million, respectively, and for the three and six months ended June 30, 2013, related party rental expense was $0.1 million and $0.1 million, respectively.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. Some of these policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverages provided by these third party and affiliate insurance providers. Policies covering these risks from unrelated third party insurance providers are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliate entities to insure these large retentions or deductibles. For the three and six months ended June 30, 2014, amounts paid to affiliates for this retention insurance coverage were $5.1 million and $10.2 million, respectively, and for the three and six months ended June 30, 2013, amounts paid to affiliates for this retention insurance coverage were $3.9 million and $7.8 million, respectively.

CRITICAL ACCOUNTING POLICIES

We believe no significant changes occurred to our critical accounting policies during the six months ended June 30, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments at or during the six months ended June 30, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. As we do not have an obligation to prepay fixed-rate debt prior to maturity, and we do not currently have a significant amount of variable-rate debt outstanding, interest rate risk and changes in fair market value should not have a significant impact on such debt until we refinance.

In February 2014, we replaced our $75.0 million secured letter of credit facility with the $125.0 million Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the Credit Agreement, plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75% and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At June 30, 2014, we were in compliance with these covenants and no amounts were outstanding.

Other than the Revolver described above, we believe no significant changes to our market risks occurred during the six months ended June 30, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

We made no change in internal control over financial reporting during the 2014 second quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud.

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In such cases, there may exist an exposure to loss in excess of amounts accrued. In view of the inherent difficulty of predicting the outcome of legal claims and related contingencies, we generally cannot determine their ultimate resolution, related timing or eventual loss. While their outcome cannot be predicted with certainty, we believe we have appropriately reserved for these claims or matters. Other than the CCM matter described in “Liquidity and Capital Resources” and in Note 13 to our consolidated financial statements, we do not believe we are subject to any material legal claims and regulatory matters at this time. However, to the extent liabilities arising from the ultimate resolution of legal claims or regulatory matters exceed their recorded reserves, we could incur additional charges that could be material.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Shea Homes Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEA HOMES LIMITED PARTNERSHIP

(Registrant)

Dated: August 11, 2013	By:	/s/ Roberto F. Selva
Roberto F. Selva
Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2013	By:	/s/ Andrew H. Parnes
Andrew H. Parnes
Chief Financial Officer
(Principal Financial Officer)