Form 10-Q
period 2014-09-30
Shea Homes Limited Partnership
filed 2014-11-13
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

SHEA HOMES LIMITED PARTNERSHIP

FORM 10-Q

INDEX

		Page No.

PART 1. Financial Information

ITEM 1.	Financial Statements

	Condensed Consolidated Balance Sheets at September 30, 2014 (unaudited) and December 31, 2013	1

	Unaudited Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2014 and 2013	2

	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013	3

	Unaudited Condensed Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2014 and 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	5

	Notes to Condensed Consolidated Financial Statements at September 30, 2014 (Unaudited) and December 31, 2013 and for the Three and Nine Months Ended September 30, 2014 and 2013 (Unaudited)	6

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	52

ITEM 4.	Controls and Procedures	52

PART 2. Other Information

ITEM 1.	Legal Proceedings	54

ITEM 1A.	Risk Factors	54

ITEM 6.	Exhibits	54

SIGNATURES		55

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Balance Sheets

(In thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Cash and cash equivalents	$139,282	$206,205
Restricted cash	494	1,189
Accounts and other receivables, net	145,957	147,499
Receivables from related parties, net	23,152	32,350
Inventory	1,178,108	1,013,272
Investments in unconsolidated joint ventures	58,436	47,748
Other assets, net	58,216	57,070

Total assets	$1,603,645	$1,505,333

Liabilities and equity
Liabilities:
Notes payable	$761,740	$751,708
Payables to related parties	7,098	21
Accounts payable	51,522	62,346
Other liabilities	288,081	245,801

Total liabilities	1,108,441	1,059,876
Equity:
SHLP equity:
Owners’ equity	489,691	440,268
Accumulated other comprehensive income	5,122	4,788

Total SHLP equity	494,813	445,056
Non-controlling interests	391	401

Total equity	495,204	445,457

Total liabilities and equity	$1,603,645	$1,505,333

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Income

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Revenues	$284,489	$238,309	$720,687	$590,579
Cost of sales	(216,595)	(182,461)	(547,663)	(454,769)

Gross margin	67,894	55,848	173,024	135,810
Selling expenses	(15,482)	(14,291)	(41,836)	(37,293)
General and administrative expenses	(16,433)	(14,097)	(47,957)	(40,132)
Equity in income (loss) from unconsolidated joint ventures, net	288	(616)	2,106	(770)
Gain on reinsurance transaction	4,001	1,758	6,175	1,599
Interest expense	(160)	(145)	(436)	(4,975)
Other expense	(324)	(1,350)	(792)	(343)

Income before income taxes	39,784	27,107	90,284	53,896
Income tax expense	(6,053)	(1,281)	(16,555)	(1,701)

Net income	33,731	25,826	73,729	52,195
Less: Net loss (income) attributable to non-controlling interests	18	(2)	25	1

Net income attributable to SHLP	$33,749	$25,824	$73,754	$52,196

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)
Net income	$33,731	$25,826	$73,729	$52,195
Other comprehensive income, before tax
Unrealized investment holding gains	96	95	591	520
Less: Reclassification adjustments for investment gains included in net income	0	(2)	0	(39)

Comprehensive income, before tax	33,827	25,919	74,320	52,676
Income tax expense	(75)	(78)	(257)	(229)

Comprehensive income, net of tax	33,752	25,841	74,063	52,447
Less: Comprehensive loss (income) attributable to non-controlling interests	18	(2)	25	1

Comprehensive income attributable to SHLP	$33,770	$25,839	$74,088	$52,448

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income	Total SHLP Equity	Non- controlling Interests	Total Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2012	$1,863	$173,555	$138,413	$490	$314,321	$4,517	$318,838	$409	$319,247
Comprehensive income (loss):
Net income (loss)	0	14,013	38,183	0	52,196	0	52,196	(1)	52,195
Change in unrealized gain on investments, net	0	0	0	0	0	252	252	0	252

Total comprehensive income (loss)							52,448	(1)	52,447

Balance, September 30, 2013 (unaudited)	$1,863	$187,568	$176,596	$490	$366,517	$4,769	$371,286	$408	$371,694

Balance, December 31, 2013	$35,996	$216,934	$177,866	$9,472	$440,268	$4,788	$445,056	$401	$445,457
Comprehensive income (loss):
Net income (loss)	54,587	1,444	3,358	14,365	73,754	0	73,754	(25)	73,729
Change in unrealized gains on investments, net	0	0	0	0	0	334	334	0	334

Total comprehensive income (loss)							74,088	(25)	74,063
Contributions from owners and non-controlling interests (a)	748	0	0	197	945	0	945	15	960
Distributions to owners (b)	(20,010)	0	0	(5,266)	(25,276)	0	(25,276)	0	(25,276)

Balance, September 30, 2014 (unaudited)	$71,321	$218,378	$181,224	$18,768	$489,691	$5,122	$494,813	$391	$495,204

(a)	In February 2014, the Company sold property to a related party under common control and, in accordance with U.S. generally accepted accounting principles (“GAAP”), $0.9 million of consideration received in excess of the net book value was recorded as a contribution from owners.
(b)	In January 2014, the Company acquired property from a related party under common control for $4.4 million of cash, assumption of a $1.3 million net liability, and estimated future revenue participation payments of $19.6 million. The $25.3 million of consideration was recorded as a distribution to owners.

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
Operating activities
Net income	$73,729	$52,195
Adjustments to reconcile net income to net cash used in operating activities:
Equity in (income) loss from joint ventures	(2,106)	770
Gain on reinsurance transaction	(6,175)	(1,599)
Net gain on sale of available-for-sale investments	0	(15)
Depreciation and amortization expense	8,088	7,312
Interest capitalized on investment in joint ventures	(2,565)	(1,473)
Distributions of earnings from joint ventures	9,425	6,000
Changes in operating assets and liabilities:
Restricted cash	695	10,835
Receivables and other assets	337	(3,577)
Inventory	(169,983)	(212,623)
Payables and other liabilities	20,433	17,726

Net cash used in operating activities	(68,122)	(124,449)
Investing activities
Proceeds from sale of available-for-sale investments	174	3,163
Advances on promissory notes from related parties	(4,091)	(1,170)
Collections on promissory notes from related parties	13,306	4,207
Investments in unconsolidated joint ventures	(11,528)	(20,138)
Distributions from unconsolidated joint ventures	9,102	3,822

Net cash provided by (used in) investing activities	6,963	(10,116)
Financing activities
Principal payments to financial institutions and others	(2,339)	(1,993)
Contributions from non-controlling interests	15	0
Contributions from owners	945	0
Distributions to owners	(4,385)	0

Net cash used in by financing activities	(5,764)	(1,993)

Net decrease in cash and cash equivalents	(66,923)	(136,558)
Cash and cash equivalents at beginning of period	206,205	279,756

Cash and cash equivalents at end of period	$139,282	$143,198

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

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

Nature of Operations

Our principal business purpose is homebuilding, which includes acquiring and developing land and constructing and selling new residential homes thereon. To a lesser degree, we develop and sell lots to other homebuilders. Our principal markets are California, Arizona, Colorado, Washington, Nevada, Florida, Virginia, North Carolina and Texas.

We own a captive insurance company, Partners Insurance Company, Inc. (“PIC”), which provided warranty, general liability, workers’ compensation and completed operations insurance for related companies and third-party subcontractors. Effective for the policy years commencing in 2007, PIC ceased issuing policies for these coverages (see Note 11).

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results expected for the year ended December 31, 2014.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 requires the Company to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the our ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 will be effective beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

3. Restricted Cash

At September 30, 2014 and December 31, 2013, restricted cash included cash customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds. At September 30, 2014 and December 31, 2013, restricted cash was $0.5 million and $1.2 million, respectively.

4. Fair Value Disclosures

At September 30, 2014 and December 31, 2013, as required by ASC 825, net book value and estimated fair value of notes payable were as follows:

	September 30, 2014		December 31, 2013
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 senior secured notes	$750,000	$795,000	$750,000	$830,625
Secured promissory notes	$11,740	$11,740	$1,708	$1,708

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

5. Accounts and Other Receivables, net

At September 30, 2014 and December 31, 2013, accounts and other receivables, net were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Insurance receivables	$131,793	$138,610
Escrow receivables	2,715	586
Notes receivables	4,109	3,155
Development receivables	1,317	3,093
Other receivables	8,012	4,031
Reserve	(1,989)	(1,976)

Total accounts and other receivables, net	$145,957	$147,499

Insurance receivables are from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on closed homes (see Note 11). Closed homes for policy years August 1, 2001 to present are insured or reinsured by third-party and affiliate insurance carriers. At September 30, 2014 and December 31, 2013, insurance receivables from affiliate insurance carriers were $50.9 million and $44.0 million, respectively.

We reserve for uncollectible receivables that are specifically identified.

6. Inventory

At September 30, 2014 and December 31, 2013, inventory was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Model homes	$111,996	$87,728
Completed homes for sale	41,393	20,285
Homes under construction	373,147	257,662
Lots available for construction	336,712	342,622
Land under development	110,112	122,257
Land held for future development	99,883	70,618
Land held for sale, including water system connection rights of $11.4 million at September 30, 2014 and December 31, 2013	76,630	79,102
Land deposits and preacquisition costs	28,235	32,998

Total inventory	$1,178,108	$1,013,272

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

For the three and nine months ended September 30, 2014 and 2013, there were no inventory impairment charges.

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

For the three and nine months ended September 30, 2014 and 2013, interest incurred, expensed and capitalized was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Interest incurred	$17,112	$16,780	$51,092	$50,322

Interest expensed (a)	$160	$145	$436	$4,975

Interest capitalized as a cost of inventory	$16,068	$15,925	$48,091	$43,874

Interest previously capitalized as a cost of inventory, included in cost of sales	$(17,228)	$(15,110)	$(45,136)	$(40,014)

Interest capitalized in ending inventory (b)	$105,055	$106,709	$105,055	$106,709

Interest capitalized as a cost of investments in unconsolidated joint ventures	$884	$710	$2,565	$1,473

Interest previously capitalized as a cost of investments in unconsolidated joint ventures, included in equity in income (loss) from unconsolidated joint ventures	$(106)	$(244)	$(497)	$(829)

Interest capitalized in ending investments in unconsolidated joint ventures	$3,157	$644	$3,157	$644

(a)	For the three and nine months ended September 30, 2014, qualifying assets exceeded debt, therefore no interest on the Secured Notes (see Note 10) was expensed; interest expense represents fees charged on the unused revolving credit facility that is not considered a cost of borrowing and is not capitalized. For the three and nine months ended September 30, 2013, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed.
(b)	In prior years, inventory impairment charges were recorded against total inventory of the respective community. Accordingly, capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

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

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, the joint ventures. At September 30, 2014 and December 31, 2013, Deficit Distributions were $3.5 million and $0.4 million, respectively.

For the three and nine months ended September 30, 2014 and 2013, there were no impairment charges on investments in unconsolidated joint ventures.

At September 30, 2014 and December 31, 2013, total unconsolidated joint ventures’ notes payable were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$61,251	$52,515
Non-guaranteed	15,941	10,073

Total bank and seller notes payable (a)	77,192	62,588

Partner notes payable (b):
Unsecured	36,070	16,001

Total unconsolidated joint venture notes payable	$113,262	$78,589

Other unconsolidated joint venture notes payable (c)	$32,225	$55,441

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable. In January 2014, a $3.2 million partner note from one joint venture was paid in full.
(c)	Through indirect effective ownership in two joint ventures of 12.3% and .0003%, respectively, that had bank notes payable secured by real property in which we have not provided a guaranty.

At September 30, 2014 and December 31, 2013, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees.

For a joint venture, RRWS, LLC (“RRWS”), we have a remargin obligation that is limited to the lesser of 50% of the outstanding balance in total for all joint venture loans or $35.0 million, which outstanding loan balances at September 30, 2014 and December 31, 2013 were $47.0 million and $47.7 million, respectively. Consequently, our maximum remargin obligation at September 30, 2014 and December 31, 2013 was $23.5 million and $23.8 million, respectively. We also have an agreement where we could potentially recover a portion of payments made by the Company. However, we cannot provide assurance we could collect under this agreement.

For a second joint venture, Polo Estates Ventures, LLC (“Polo”), we have a joint and several remargin guarantee on loan obligations which, in total, at September 30, 2014 and December 31, 2013, were $14.3 million and $4.8 million, respectively. At September 30, 2014 and December 31, 2013, total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. We also have reimbursement rights where we could potentially recover a portion of payments made by the Company. However, we cannot provide assurance we could collect such payments.

No liabilities were recorded for these guarantees at September 30, 2014 and December 31, 2013 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment is required.

Our ability to make joint venture and other restricted payments and investments is governed by the indenture governing the Secured Notes (the “Indenture”, see Note 10). We are permitted to make restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available if our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. The aggregate amount of restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture) generated from and including October 1, 2013, plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company from and including October 1, 2013, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. In 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At September 30, 2014 and December 31, 2013, we made aggregate capital contributions of $20.8 million and $15.1 million, respectively, to this joint venture.

8. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in the financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. At September 30, 2014 and December 31, 2013, all VIEs were evaluated to determine the primary beneficiary.

Joint Ventures

We enter into joint ventures for homebuilding and land development activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the venture. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At September 30, 2014 and December 31, 2013, these joint ventures were not consolidated in our consolidated financial statements since they were not VIEs, or if they were VIEs, we were not the primary beneficiary.

At September 30, 2014 and December 31, 2013, we had a variable interest in an unconsolidated joint venture determined to be a VIE. The joint venture, RRWS, was formed in December 2012 and is owned 50% by the Company and 50% by a third-party real estate developer (the “RRWS Partner”). Several acquisition, development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loan. The Company and RRWS Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. In addition, the Company and RRWS Partner executed loan-to-value maintenance agreements for each loan on a joint and several basis. We have a maximum aggregate liability under the re-margin arrangements of the lesser of 50% of the outstanding balances in total or $35.0 million. Obligations of the Company and RRWS Partner under the re-margin arrangements are limited during the first two years of the loans. In addition to re-margin arrangements, the RRWS Partner and several of its principals executed repayment guarantees with no limit on their liability. At September 30, 2014 and December 31, 2013, outstanding bank notes payable were $47.0 million and $47.7 million, respectively, of which we have a maximum remargin obligation of $23.5 million and $23.8 million, respectively. We also have an agreement from the RRWS Partner, under which we could potentially recover a portion of payments made by the Company. However, we cannot provide assurance we could collect under this agreement.

At September 30, 2014 and December 31, 2013, we had a variable interest in a second unconsolidated joint venture determined to be a VIE. The joint venture, Polo, was formed in November 2012 and is owned 50% by the Company and 50% by a third-party investor (“Polo Partner”). Polo entered into acquisition, development and construction loans in July 2013 with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loan. The Company and Polo Partner each executed loan-to-value maintenance arrangements for each loan on a joint and several basis. At September 30, 2014 and December 31, 2013, outstanding bank notes payable were $14.3 million and $4.8 million, respectively, and total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. We also have reimbursement rights where we could potentially recover a portion of payments made by the Company. However, have cannot provide assurance we could collect such payments.

At September 30, 2014 and December 31, 2013, we had a variable interest in a third unconsolidated joint venture determined to be a VIE. The joint venture, Vistancia West Holdings LP (“Vistancia West”), was formed in August 2013 and is owned 10% by the Company and 90% by a third-party investor (“Vistancia West Partner”). A subsidiary of Vistancia West entered into a $27.5 million revolving credit facility in September 2014 with a three-year term, renewable annually subject to certain conditions. The revolving credit facility is secured by the underlying property and is non-recourse to the Company and the Vistancia West Partner. At September 30, 2014, there were no outstanding borrowings.

In accordance with ASC 810, we determined we were not the primary beneficiary of RRWS, Polo and Vistancia West because we did not have the power to direct activities that most significantly impact the economic performance of these entities, such as determining or limiting the scope or purpose of the respective entity, selling or transferring property owned or controlled by the respective entity, and arranging financing for the respective entity.

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

In accordance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At September 30, 2014 and December 31, 2013, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At September 30, 2014, we had $1.7 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having a $26.9 million remaining purchase price. We also had $23.2 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $411.2 million remaining purchase price.

Our loss exposure on land option contracts consists of non-refundable deposits, which were $20.3 million and $6.9 million at September 30, 2014 and December 31, 2013, respectively, and capitalized preacquisition costs of $3.4 million and $12.0 million, respectively, which were included in inventory in the consolidated balance sheets.

9. Other Assets, Net

At September 30, 2014 and December 31, 2013, other assets were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Income tax receivable	$1,174	$2,199
Deferred tax asset (see Note 13)	14,609	16,337
Investments	9,853	9,439
Property and equipment, net	4,352	4,103
Capitalized loan origination fees	10,413	11,089
Prepaid bank fees	117	152
Deposits in lieu of bonds and letters of credit	11,028	10,294
Prepaid insurance	5,456	2,460
Other	1,214	997

Total other assets, net	$58,216	$57,070

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

For the three and nine months ended September 30, 2014 and 2013, there were nominal realized gains on available-for-sale securities.

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

10. Notes Payable

At September 30, 2014 and December 31, 2013, notes payable were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
$750.0 million 8.625% senior secured notes (the “Secured Notes”), due May 2019	$750,000	$750,000
$125.0 million secured revolving credit facility (the “Revolver”), interest currently at the eurocurrency rate plus 2.75%, matures March 1, 2016	0	0
Promissory notes, interest ranging from 1% to 6%, maturing through 2016, secured by deeds of trust on inventory	11,740	1,708

Total notes payable	$761,740	$751,708

On May 10, 2011, our Secured Notes were issued at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At September 30, 2014 and December 31, 2013, accrued interest was $24.3 million and $8.1 million, respectively.

The Indenture contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand unto unrelated businesses, and enter in certain transaction with our affiliates. At September 30, 2014 and December 31, 2013, we were in compliance with these covenants.

In February 2014, we replaced our $75.0 million letter of credit facility with the Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the credit agreement governing the Revolver (the “Credit Agreement”), plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At September 30, 2014, we were in compliance with these covenants and no amounts were outstanding.

11. Other Liabilities

At September 30, 2014 and December 31, 2013, other liabilities were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Completed operations	$131,793	$138,610
Warranty reserves	21,092	20,648
Accrued profit and revenue participation arrangements (see Note 12)	22,878	678
Deferred revenue/gain	23,471	29,358
Provisions for closed homes/communities	6,818	10,591
Deposits (primarily homebuyer)	19,446	14,281
Legal reserves	6,265	4,576
Accrued interest	24,299	8,086
Accrued compensation and benefits	18,964	9,389
Distributions payable	2,260	2,531
Deficit Distributions (see Note 7)	3,486	351
Other	7,309	6,702

Total other liabilities	$288,081	$245,801

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

For the three and nine months ended September 30, 2014 and 2013, changes in completed operations reserves were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of the period	$137,418	$131,248	$138,610	$131,519
Reserves provided	3,308	1,718	9,012	4,786
Claims paid	(8,933)	(5,948)	(15,829)	(9,287)

Balance, end of the period	$131,793	$127,018	$131,793	$127,018

Reserves provided for completed operations are generally fully offset by changes in insurance receivables (see Note 5); however, premiums paid for completed operations insurance policies are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record corresponding insurance receivables under applicable policies when recovery is probable. At September 30, 2014 and December 31, 2013, insurance receivables were $131.8 million and $138.6 million, respectively.

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

For the three and nine months ended September 30, 2014 and 2013, changes in warranty liability were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance, beginning of the period	$20,838	$18,521	$20,648	$17,749
Provision for warranties	3,100	2,804	9,042	7,190
Warranty costs paid	(2,846)	(2,264)	(8,598)	(5,878)

Balance, end of the period	$21,092	$19,061	$21,092	$19,061

Deferred Revenue/Gain

Deferred revenue/gain represents deferred revenues or gain on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At September 30, 2014 and December 31, 2013, deferred revenue/gain primarily represents the PIC Transaction described below.

Completed operations claims were insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009 for policy years August 1, 2001 to July 31, 2007, and its completed operations risks from August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with unrelated third party insurance carriers to insure these policies. As a result of this novation, a $19.2 million gain was deferred and will be recognized as income when related claims are paid. In addition, the deferred gain may increase or decrease based on changes in actuarial estimates. Changes to the deferred gain are recognized as current period income or expense. At September 30, 2014 and December 31, 2013, the unamortized deferred gain was $16.2 million and $18.9 million, respectively. For the three and nine months ended September 30, 2014, we recognized $2.1 million and $2.7 million, respectively, and for the three and nine months ended September 30, 2013, we recognized $0.2 million and $0.8 million, respectively, of this deferral as income, which was included in gain (loss) on reinsurance transaction, and includes both the impact of income recognized from claims paid as well as income or expense from increases or decreases to the deferred gain from changes in actuarial adjustments.

Second, PIC entered into reinsurance agreements with various unrelated reinsurers that reinsured 100% of its expected completed operations risks from August 1, 2001 to July 31, 2005. As a result of the reinsurance, a $15.6 million gain was deferred and will be recognized as income when the related claims are paid. In addition, the deferred gain may increase or decrease based on changes in actuarial estimates. Changes to the deferred gain are recognized as current period income or expense. At September 30, 2014 and December 31, 2013, the unamortized deferred gain was $4.3 million and $7.8 million, respectively. For the three and nine months ended September 30, 2014, we recognized $1.9 million and $3.5 million, respectively, and for the three and nine months ended September 30, 2013, we recognized $1.5 million and $0.8 million, respectively, of this deferral as income, which was included in gain (loss) on reinsurance transaction, and includes both the impact of income recognized from claims paid as well as income or expense from increases or decreases to the deferred gain from changes in actuarial adjustments.

As a result of the PIC Transaction, if the estimated ultimate loss to be paid under these policies exceeds the policy limits under the novation and reinsurance transactions, the shortfall is expected to be funded by JFSCI for the policies novated to JFSCI and by PIC for the policies it reinsured.

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and the Company recorded the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. At September 30, 2014 and December 31, 2013, the remaining distribution payable was $2.3 million and $2.5 million, respectively.

12. Related Party Transactions

Related Party Receivables and Payables

At September 30, 2014 and December 31, 2013, receivables from related parties, net were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Note receivable from JFSCI	$11,628	$21,588
Notes receivable from unconsolidated joint ventures	5,036	1,037
Notes receivable from related parties	15,624	18,822
Reserves for note receivables from related parties	(12,898)	(12,842)
Receivables from related parties	3,762	3,745

Total receivables from related parties, net	$23,152	$32,350

In May 2011, concurrent with issuance of the Secured Notes, the previous unsecured receivable from JFSCI was partially paid down and the balance converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. In 2014 and 2013, JFSCI elected to make prepayments, including accrued interest, of $14.4 million and $3.8 million, respectively, and applied these prepayments to future installments such that JFSCI would not be required to make a payment until November 2017. At September 30, 2014 and December 31, 2013, the note receivable from JFSCI, including accrued interest, was $11.6 million and $21.6 million, respectively. Quarterly, we evaluate collectability of the note receivable from JFSCI, which includes consideration of JFSCI’s payment history, operating performance and future payment requirements under the note. Based on these criteria, and as JFSCI applied prepayments under the note to defer future installments until November 2017, we do not anticipate collection risks on this note receivable.

At September 30, 2014 and December 31, 2013, notes receivable from unconsolidated joint ventures, including accrued interest, were $5.0 million and $1.0 million, respectively. These notes receivable bear interest ranging from 8% to 12% and mature through 2020. Further, a note bearing 8% interest can earn additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of these notes receivable, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note receivable. Based on these criteria, we do not anticipate collection risks on these notes receivable.

At September 30, 2014 and December 31, 2013, notes receivable from other related parties, including accrued interest, were $2.7 million and $6.0 million, respectively, net of related reserves of $12.9 million and $12.8 million, respectively. These notes are unsecured and mature from August 2016 through March 2019. At September 30, 2014, these notes bore interest ranging from Prime less .75% (2.5%) to 4.20%, and at December 31, 2013, from Prime less .75% (2.5%) to 4.25%. Quarterly, we evaluate collectability of these notes which includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. Based on these criteria, two notes receivable were deemed uncollectible and fully reserved. We do not anticipate collection risks on the other notes receivable.

The Company, entities under common control and certain unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. Amounts resulting from these transactions are recorded in receivables from related parties or payables to related parties, are non-interest bearing, due on demand and generally paid monthly. At September 30, 2014 and December 31, 2013, these receivables were $3.8 million and $3.7 million, respectively, and these payables were $7.1 million and $0.1 million, respectively.

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

At September 30, 2014 and 2013, we were the managing member for 11 and 10, respectively, unconsolidated joint ventures and received management fees from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures. Fees representing cost reimbursement are recorded as an offset to general and administrative expenses; fees in excess of costs are recorded as revenues. For the three and nine months ended September 30, 2014, $2.7 million and $7.0 million, respectively, of management fees were offset to general and administrative expenses, and $0.1 million and $0.5 million, respectively, of management fees were recorded as revenues. For the three and nine months ended September 30, 2013, $2.0 million and $5.6 million, respectively, of management fees were offset to general and administrative expenses, and $0.1 million and $0.2 million, respectively, of management fees were recorded as revenues.

Other Related Party Transactions

JFSCI provides corporate services, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and nine months ended September 30, 2014, general and administrative expenses included $7.0 million and $19.8 million, respectively, and for the three and nine months ended September 30, 2013, general and administrative expenses included $6.9 million and $17.9 million, respectively, for these corporate services.

We lease office space from related parties under non-cancelable operating leases with terms up to ten years that generally provide renewal options for terms up to an additional five years. For the three and nine months ended September 30, 2014, related party rental expense was $0.2 million and $0.5 million, respectively, and for the three and nine months ended September 30, 2013, related party rental expense was $0.2 million and $0.3 million, respectively.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. Some of these policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverage provided by these third party and affiliate insurance providers. Policies covering these risks from unrelated third party insurance providers are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the three and nine months ended September 30, 2014, amounts paid to affiliates for this retention insurance coverage were $5.5 million and $15.8 million, respectively, and for the three and nine months ended September 30, 2013, amounts paid to affiliates for this retention insurance coverage were $5.1 million and $12.9 million, respectively.

13. Income Taxes

For the nine months ended September 30, 2014 and 2013, income tax expense was $16.6 million and $1.7 million, respectively. At September 30, 2014 and December 31, 2013, the net deferred tax asset was $14.6 million and $16.3 million, respectively, which primarily related to available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. The $0.5 million deferred tax asset valuation allowance related to capital losses that expire in 2016 and 2017, and the impairment of debt securities that mature in 2021 and 2022. We continue to monitor industry and economic conditions, and our ability to generate taxable income to determine the recoverability of the net deferred tax assets.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, which were filed. On February 12, 2014, the Tax Court ruled in favor of the Company, issuing a formal decision to this effect on April 21, 2014 (the “Tax Court Decision”). Pursuant to the ruling, the Company is permitted to continue to report income and loss from the sale of homes in its planned developments using CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Company or the Partners. On July 15, 2014, the IRS filed an appeal in the U.S. Court of Appeals for the Ninth Circuit (the “Court of Appeals”). The matter will be briefed by the parties and submitted to the Court of Appeals. The Court of Appeals will schedule a hearing after briefing is completed.

Notwithstanding the appeal by the IRS, we believe our position will more likely than not prevail and accordingly, have not recorded a liability for related taxes or interest for SHI. Furthermore, as a limited partnership, income taxes, interest or penalties imposed on SHLP are the Partners’ responsibility and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court Decision is overturned in whole or in part, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $68 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $111 million to fund their related payments to the IRS and applicable state taxing authorities. However, the Indenture provides the amount we may pay on behalf of SHI and distribute to the Partners of SHLP for the matter may not exceed $70.0 million. Any potential shortfall would be absorbed by the SHLP Partners.

14. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and a general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return at 1.2% through December 31, 2016, 2.25% from January 1, 2017 to December 31, 2020, and Prime less 2.05% from January 1, 2021 and thereafter on unreturned capital balances. Series D holders have a 1% ownership interest and earn a preferred return at 2.0% through December 31, 2016, 12.75% from January 1, 2017 to December 31, 2020, and 7.0% from January 1, 2021 and thereafter on unreturned capital balances. At September 30, 2014 and December 31, 2013, accumulated undistributed preferred returns for Series B holders were $24.1 million and $22.7 million, respectively. At September 30, 2014 and December 31, 2013, accumulated undistributed preferred returns for Series D holders were $59.4 million and $56.6 million, respectively.

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

15. Contingencies and Commitments

At September 30, 2014 and December 31, 2013, certain unrecorded contingent liabilities and commitments were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Tax Court CCM case (capped at $70.0 million, see Note 13)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint ventures (see Note 7)	37,756	28,684
Costs to complete on surety bonds for Company projects	78,367	77,276
Costs to complete on surety bonds for joint venture projects	22,744	22,845
Costs to complete on surety bonds for related party projects	1,611	1,614
Water system connection rights purchase obligation	30,506	30,506

Total unrecorded contingent liabilities and commitments	$240,984	$230,925

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

We record a reserve for potential legal claims and regulatory matters when the specific facts and circumstances indicate that they are probable of occurring and a potential loss is reasonably estimable, and we revise these estimates when necessary. At September 30, 2014 and December 31, 2013, we had reserves of $6.3 million and $4.6 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot determine their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. Other than the Tax Court Decision discussed in Note 13, at September 30, 2014, the range of reasonably possible losses in excess of amounts accrued was not material.

SHI was named as a defendant in an action entitled Aamodt v. Shea Homes, Inc., Case No. 14-cv-01566, filed in the U.S. District Court for the Western District of Washington. The case was originally filed on or around October 10, 2014. The plaintiffs in the matter purport to bring a claim under the Consumer Protection Act arising out of alleged construction defects involving approximately 589 homes. We intend to vigorously defend against these claims. At this time, we are unable to determine what, if any, the liability exposure may be, or what the ultimate portion of any legal exposure may be covered by insurance. While we do not believe this matter to be material, due to the inherent unpredictability of litigation, there can be no assurance that the ultimate outcome will not have a material impact on the Company’s financial condition or results of operations.

Letters of Credit, Surety Bonds and Project Obligations

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At December 31, 2013, there were no letters of credit outstanding under this facility. In February 2014, this facility was replaced with the Revolver (see Note 10), which includes a $62.5 million sublimit for letters of credit. At September 30, 2014, there were no outstanding letters of credit under the Revolver.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At September 30, 2014, there was $78.4 million of costs to complete in connection with $170.6 million of surety bonds issued. At December 31, 2013, there was $77.3 million of costs to complete in connection with $169.7 million of surety bonds issued.

We also provide indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At September 30, 2014, there was $22.7 million of costs to complete in connection with $63.2 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects. At December 31, 2013, there was $22.8 million of costs to complete in connection with $63.7 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners and/or homeowners following the closing of new homes in the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At September 30, 2014 and December 31, 2013, in connection with credit support arrangements, there was $9.6 million and $8.6 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on landowners and/or homeowners. At September 30, 2014 and December 31, 2013, in connection with certain funding arrangements, there was $13.5 million and $13.1 million, respectively, reimbursable to us from certain agencies, including $12.3 million and $11.9 million, respectively, from metro-districts in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

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

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, we effectively remain a 10% guarantor on certain community facility district bond obligations to which we must meet a minimum calculated tangible net worth; otherwise, we are required to fund collateral to the bond issuer. At September 30, 2014 and December 31, 2013, we exceeded the minimum tangible net worth requirement.

At a consolidated homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at September 30, 2014 and December 31, 2013, had a contractual purchase price of $30.5 million, which is less than the estimated market value. These water system connection rights are held, then transferred to homebuyers upon closing of their home, transferred upon sale of land to the respective buyer, sold or leased.

16. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes paid	$13,271	$66
Interest paid, net of amounts capitalized	$436	$3,235
Supplemental disclosure of non-cash activities
Unrealized gain (loss) on available-for-sale investments, net	$334	$252
Reclassification of Deficit Distributions from unconsolidated joint ventures to other liabilities	$(3,134)	$(339)
Purchase of land in exchange for note payable	$12,371	$2,964
Deferred gain on inventory purchased from unconsolidated joint venture	$901	$0
Distribution to Owners for assumption of liability and revenue participation payments for land purchased from a related party under common control	$(20,891)	$0
Contribution of inventory to unconsolidated joint venture	$8,981	$4,082

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

Financial information relating to reportable segments was as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Total assets:
Southern California	$352,121	$316,339
San Diego	169,876	160,593
Northern California	328,010	286,513
Mountain West	357,316	316,459
South West	197,780	155,416
East	10,138	5,096

Total homebuilding assets	1,415,241	1,240,416
Corporate	188,404	264,917

Total assets	$1,603,645	$1,505,333

	September 30, 2014	December 31, 2013
	(In thousands)
Inventory:
Southern California	$263,906	$239,986
San Diego	150,381	142,395
Northern California	286,451	249,111
Mountain West	300,084	247,294
South West	172,039	132,484
East	5,247	2,002

Total inventory	$1,178,108	$1,013,272

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Revenues:
Southern California	$119,584	$39,847	$261,940	$136,135
San Diego	26,312	40,534	71,655	81,523
Northern California	58,706	70,989	162,772	152,120
Mountain West	40,845	46,961	100,973	109,150
South West	38,923	37,471	122,885	105,157
East	0	2,277	0	5,807

Total homebuilding revenues	284,370	238,079	720,225	589,892
Corporate	119	230	462	687

Total revenues	$284,489	$238,309	$720,687	$590,579

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Income (loss) before income taxes:
Southern California	$23,022	$8,961	$47,243	$29,101
San Diego	980	2,836	6,693	2,415
Northern California	9,527	11,109	29,940	18,649
Mountain West	1,577	1,316	(3)	632
South West	1,176	1,230	4,521	2,691
East	(455)	(134)	(2,419)	(289)

Total homebuilding income before income taxes	35,827	25,318	85,975	53,199
Corporate	3,957	1,789	4,309	697

Total income before income taxes	$39,784	$27,107	$90,284	$53,896

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

Condensed Consolidating Balance Sheet

September 30, 2014

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$96,402	$34,078	$8,802	$0	$139,282
Restricted cash	294	126	74	0	494
Accounts and other receivables, net	119,247	25,681	16,656	(15,627)	145,957
Receivables from related parties, net	8,137	11,817	3,198	0	23,152
Inventory	961,983	214,640	4,620	(3,135)	1,178,108
Investments in unconsolidated joint ventures	28,053	1,411	28,972	0	58,436
Investments in subsidiaries	784,348	75,496	87,381	(947,225)	0
Other assets, net	27,706	30,377	133	0	58,216
Intercompany	0	562,977	0	(562,977)	0

Total assets	$2,026,170	$956,603	$149,836	$(1,528,964)	$1,603,645

Liabilities and equity
Liabilities:
Notes payable	$761,740	$0	$0	$0	$761,740
Payables to related parties	20	0	1	7,077	7,098
Accounts payable	37,614	13,607	301	0	51,522
Other liabilities	197,977	61,629	44,103	(15,628)	288,081
Intercompany	534,006	0	39,182	(573,188)	0

Total liabilities	1,531,357	75,236	83,587	(581,739)	1,108,441
Equity:
SHLP equity:
Owners’ equity	489,691	876,245	65,858	(942,103)	489,691
Accumulated other comprehensive income	5,122	5,122	0	(5,122)	5,122

Total SHLP equity	494,813	881,367	65,858	(947,225)	494,813
Non-controlling interests	0	0	391	0	391

Total equity	494,813	881,367	66,249	(947,225)	495,204

Total liabilities and equity	$2,026,170	$956,603	$149,836	$(1,528,964)	$1,603,645

(a)	Includes Shea Homes Funding Corp., whose financial position at September 30, 2014 was not material.

Condensed Consolidating Balance Sheet

December 31, 2013

	SHLP Corp (b)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$153,794	$43,803	$8,608	$0	$206,205
Restricted cash	695	354	140	0	1,189
Accounts and other receivables, net	120,299	26,754	28,696	(28,250)	147,499
Receivables from related parties, net	9,251	22,027	796	276	32,350
Inventory	749,832	263,213	3,361	(3,134)	1,013,272
Investments in unconsolidated joint ventures	22,068	1,091	24,589	0	47,748
Investments in subsidiaries	748,326	69,755	90,484	(908,565)	0
Other assets, net	24,030	32,957	83	0	57,070
Intercompany	0	465,706	0	(465,706)	0

Total assets	$1,828,295	$925,660	$156,757	$(1,405,379)	$1,505,333

Liabilities and equity
Liabilities:
Notes payable	$751,708	$0	$0	$0	$751,708
Payables to related parties	20	0	1	0	21
Accounts payable	36,594	25,334	418	0	62,346
Other liabilities	171,470	41,370	61,211	(28,250)	245,801
Intercompany	423,447	0	45,117	(468,564)	0

Total liabilities	1,383,239	66,704	106,747	(496,814)	1,059,876
Equity:
SHLP equity:
Owners’ equity	440,268	854,168	49,609	(903,777)	440,268
Accumulated other comprehensive income	4,788	4,788	0	(4,788)	4,788

Total SHLP equity	445,056	858,956	49,609	(908,565)	445,056
Non-controlling interests	0	0	401	0	401

Total equity	445,056	858,956	50,010	(908,565)	445,457

Total liabilities and equity	$1,828,295	$925,660	$156,757	$(1,405,379)	$1,505,333

(b)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2013 was not material.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended September 30, 2014

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$171,807	$108,491	$4,191	$0	$284,489
Cost of sales	(136,363)	(79,919)	(313)	0	(216,595)

Gross margin	35,444	28,572	3,878	0	67,894
Selling expenses	(9,685)	(4,163)	(1,634)	0	(15,482)
General and administrative expenses	(11,388)	(4,292)	(753)	0	(16,433)
Equity in income (loss) from unconsolidated joint ventures, net	(237)	76	449	0	288
Equity in income from subsidiaries	21,246	3,645	11	(24,902)	0
Gain on reinsurance transaction	0	0	4,001	0	4,001
Interest expense	(160)	0	0	0	(160)
Other income (expense), net	(1,472)	1,167	(19)	0	(324)

Income before income taxes	33,748	25,005	5,933	(24,902)	39,784
Income tax expense	1	(6,052)	(2)	0	(6,053)

Net income	33,749	18,953	5,931	(24,902)	33,731
Less: Net loss attributable to non-controlling interests	0	0	18	0	18

Net income attributable to SHLP	$33,749	$18,953	$5,949	$(24,902)	$33,749

Comprehensive income	$33,770	$18,974	$5,931	$(24,923)	$33,752

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2014.

Condensed Consolidating Statement of Income and Comprehensive Income

Three Months Ended September 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$131,052	$102,989	$4,268	$0	$238,309
Cost of sales	(106,661)	(75,615)	(313)	128	(182,461)

Gross margin	24,391	27,374	3,955	128	55,848
Selling expenses	(7,787)	(5,081)	(1,423)	0	(14,291)
General and administrative expenses	(8,427)	(5,056)	(614)	0	(14,097)
Equity in income (loss) from unconsolidated joint ventures, net	(579)	10	(47)	0	(616)
Equity in income (loss) from subsidiaries	20,256	908	(822)	(20,342)	0
Gain on reinsurance transaction	0	0	1,758	0	1,758
Interest expense	(130)	(15)	0	0	(145)
Other income (expense), net	(1,900)	797	(119)	(128)	(1,350)

Income before income taxes	25,824	18,937	2,688	(20,342)	27,107
Income tax benefit (expense)	0	(1,282)	1	0	(1,281)

Net income	25,824	17,655	2,689	(20,342)	25,826
Less: Net income attributable to non-controlling interests	0	0	(2)	0	(2)

Net income attributable to SHLP	$25,824	$17,655	$2,687	$(20,342)	$25,824

Comprehensive income	$25,839	$17,670	$2,689	$(20,357)	$25,841

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

Condensed Consolidating Statement of Income and Comprehensive Income

Nine Months Ended September 30, 2014

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$398,559	$309,776	$12,352	$0	$720,687
Cost of sales	(318,844)	(227,757)	(1,062)	0	(547,663)

Gross margin	79,715	82,019	11,290	0	173,024
Selling expenses	(24,111)	(12,298)	(5,427)	0	(41,836)
General and administrative expenses	(33,697)	(12,080)	(2,180)	0	(47,957)
Equity in income (loss) from unconsolidated joint ventures, net	(895)	102	2,899	0	2,106
Equity in income from subsidiaries	58,259	5,230	39	(63,528)	0
Gain on reinsurance transaction	0	0	6,175	0	6,175
Interest expense	(436)	0	0	0	(436)
Other income (expense), net	(5,078)	4,373	(87)	0	(792)

Income before income taxes	73,757	67,346	12,709	(63,528)	90,284
Income tax expense	(3)	(16,531)	(21)	0	(16,555)

Net income	73,754	50,815	12,688	(63,528)	73,729
Less: Net loss attributable to non-controlling interests	0	0	25	0	25

Net income attributable to SHLP	$73,754	$50,815	$12,713	$(63,528)	$73,754

Comprehensive income	$74,088	$51,149	$12,688	$(63,862)	$74,063

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2014.

Condensed Consolidating Statement of Income and Comprehensive Income

Nine Months Ended September 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$332,157	$242,345	$16,077	$0	$590,579
Cost of sales	(271,041)	(183,072)	(1,022)	366	(454,769)

Gross margin	61,116	59,273	15,055	366	135,810
Selling expenses	(20,519)	(12,305)	(4,469)	0	(37,293)
General and administrative expenses	(24,747)	(13,285)	(2,100)	0	(40,132)
Equity in income (loss) from unconsolidated joint ventures, net	(1,219)	(12)	461	0	(770)
Equity in income (loss) from subsidiaries	44,761	(286)	(2,154)	(42,321)	0
Gain on reinsurance transaction	0	0	1,599	0	1,599
Interest expense	(3,562)	(1,413)	0	0	(4,975)
Other income (expense), net	(3,631)	2,765	889	(366)	(343)

Income before income taxes	52,199	34,737	9,281	(42,321)	53,896
Income tax expense	(3)	(1,687)	(11)	0	(1,701)

Net income	52,196	33,050	9,270	(42,321)	52,195
Less: Net loss attributable to non-controlling interests	0	0	1	0	1

Net income attributable to SHLP	$52,196	$33,050	$9,271	$(42,321)	$52,196

Comprehensive income	$52,448	$33,302	$9,270	$(42,573)	$52,447

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(159,931)	$85,946	$(1,490)	$7,353	$(68,122)

Investing activities
Collections on promissory notes from related parties	3,256	10,050	0	0	13,306
Investments in unconsolidated joint ventures	(4,172)	(99)	(7,257)	0	(11,528)
Distributions from unconsolidated joint ventures	0	34	9,068		9,102
Other investing activities	(1,663)	(13)	(2,415)	0	(4,091)

Net cash provided by (used in) investing activities	(2,579)	10,146	(604)	0	6,963

Financing activities
Intercompany	110,897	(105,817)	2,273	(7,353)	0
Distributions to owners	(4,385)	0	0	0	(4,385)
Contributions from owners	945	0	0	0	945
Other financing activities	(2,339)	0	15	0	(2,324)

Net cash provided by (used in) financing activities	105,118	(105,817)	2,288	(7,353)	(5,764)

Net increase (decrease) in cash and cash equivalents	(57,392)	(9,725)	194	0	(66,923)
Cash and cash equivalents at beginning of period	153,794	43,803	8,608	0	206,205

Cash and cash equivalents at end of period	$96,402	$34,078	$8,802	$0	$139,282

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2014.

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

	SHLP Corp. (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(116,651)	$(22,609)	$10,063	$4,748	$(124,449)

Investing activities
Investments in unconsolidated joint ventures	(8,342)	(194)	(11,602)	0	(20,138)
Other investing activities	317	6,273	3,432	0	10,022

Net cash provided by (used in) investing activities	(8,025)	6,079	(8,170)	0	(10,116)

Financing activities
Intercompany	38,421	(27,151)	(6,522)	(4,748)	0
Principal payments to financial institutions and others	(1,993)	0	0	0	(1,993)

Net cash provided by (used in) financing activities	36,428	(27,151)	(6,522)	(4,748)	(1,993)

Net increase (decrease) in cash and cash equivalents	(88,248)	(43,681)	(4,629)	0	(136,558)
Cash and cash equivalents at beginning of period	216,914	48,895	13,947	0	279,756

Cash and cash equivalents at end of period	$128,666	$5,214	$9,318	$0	$143,198

(a)	Includes Shea Homes Funding Corp.; no significant activity occurred in 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The housing market remained relatively healthy during the first nine months of 2014. For the three months ended September 30, 2014, compared to the three months ended September 30, 2013, net homes sales orders increased 6%, primarily attributable to a higher average community count. Homebuilding revenues increased 19% driven by a 21% increase in our average home selling price (“ASP”), which was partially offset by a 2% decrease in homes closed. Gross margin as a percentage of revenues increased from 23.4% last year to 23.9% for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, net homes sales orders increased 10%, primarily attributable to a higher average community count. Homebuilding revenues increased 22% as a result of a 21% increase in our ASP and a 1% increase in home closings. Gross margin as a percentage of revenues improved from 23.0% to 24.0% as a result of general home price increases.

We have $149.6 million in cash, cash equivalents, restricted cash and investments at September 30, 2014 and we expect to continue to invest in land opportunities in desirable locations to supplement our existing land positions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Revenues	$284,489	$238,309	19%	$720,687	$590,579	22%
Cost of sales	(216,595)	(182,461)	19	(547,663)	(454,769)	20

Gross margin	67,894	55,848	22	173,024	135,810	27
Selling expenses	(15,482)	(14,291)	8	(41,836)	(37,293)	12
General and administrative expenses	(16,433)	(14,097)	17	(47,957)	(40,132)	19
Equity in income (loss) from unconsolidated joint ventures	288	(616)	—	2,106	(770)	—
Gain on reinsurance transaction	4,001	1,758	128	6,175	1,599	286
Interest expense	(160)	(145)	10	(436)	(4,975)	(91)
Other expense	(324)	(1,350)	(76)	(792)	(343)	131

Income before income taxes	39,784	27,107	47	90,284	53,896	68
Income tax expense	(6,053)	(1,281)	373	(16,555)	(1,701)	873

Net income	33,731	25,826	31	73,729	52,195	41
Less: Net loss (income) attributable to non-controlling interests	18	(2)	—	25	1	2,400

Net income attributable to SHLP	$33,749	$25,824	31%	$73,754	$52,196	41%

Comprehensive income, net of tax	$33,752	$25,841	31%	$74,063	$52,447	41%

For the three months ended September 30, 2014, net income attributable to SHLP was $33.7 million compared to $25.8 million for the three months ended September 30, 2013. This increase was primarily attributable to a 19% increase in revenues, a 50 basis point higher gross margin percentage, a $2.2 million improvement in our reinsurance transaction results, a $0.9 million increase in equity income from unconsolidated joint ventures and a $1.0 million decrease in other expense, which were partially offset by a $2.3 million increase in general and administrative expenses (from increased compensation expenses), a $1.2 million increase in selling expenses (from increased volume related costs, such as model costs and advertising) and a $4.8 million increase in income tax expense.

For the nine months ended September 30, 2014, net income attributable to SHLP was $73.8 million compared to $52.2 million for the nine months ended September 30, 2013. This increase was primarily attributable to a 22% increase in revenues, a 100 basis point higher gross margin percentage, a $4.6 million improvement in our reinsurance transaction results, a $2.9 million increase in equity income from unconsolidated joint ventures and a $4.5 million decrease in interest expense, which were partially offset by a $7.8 million increase in general and administrative expenses (from increased compensation expenses), a $4.5 million increase in selling expenses (from increased volume related costs, such as direct selling costs, model costs and advertising) and a $14.9 million increase in income tax expense.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to eight months to construct a new home, we close more homes in the second half of the year as spring and summer home sales orders convert to home closings. Because of this seasonality, home starts, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home closings occur during the second half of the year. Therefore, operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of results expected for the year ended December 31, 2014.

Revenues

Revenues are derived primarily from home closings and land sales. House and land revenues are recorded at closing. Management fees from homebuilding ventures and managed projects are in other homebuilding revenues. Revenues from corporate, insurance brokerage services and our captive insurance company, Partners Insurance Company (“PIC”), are in other revenues.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Revenues:
House revenues	$279,044	$234,938	19%	$707,898	$578,817	22%
Land revenues	3,892	2,750	42	8,831	9,891	(11)
Other homebuilding revenues	1,434	391	267	3,496	1,184	195

Total homebuilding revenues	284,370	238,079	19	720,225	589,892	22
Other revenues	119	230	(48)	462	687	(33)

Total revenues	$284,489	$238,309	19%	$720,687	$590,579	22%

For the three months ended September 30, 2014, total revenues were $284.5 million compared to $238.3 million for the three months ended September 30, 2013. This increase was primarily attributable to a 19% increase in house revenues, which was driven by a 21% increase in the ASP of homes closed, partially offset by a 2% decrease in homes closed. The increase in the ASP of homes closed was primarily attributable to the general increase in new home prices combined with a greater percentage of our home closings coming from our Southern California segment, which delivers more expensive homes compared to our other segments.

For the nine months ended September 30, 2014, total revenues were $720.7 million compared to $590.6 million for the nine months ended September 30, 2013. This increase was primarily attributable to a 22% increase in house revenues, which was driven by a 1% increase in homes closed and a 21% increase in the ASP of homes closed. The increase in the ASP of homes closed was primarily attributable to the general increase in new home prices combined with a greater percentage of home closings coming from our Southern California segment, which delivers more expensive homes compared to our other segments.

For the three and nine months ended September 30, 2014 and 2013, homebuilding revenues by segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Southern California:
House revenues	$119,483	$39,841	200%	$261,581	$133,940	95%
Land revenues	0	0	0	56	2,175	(97)
Other homebuilding revenues	101	6	1,583	303	20	1,415

Total homebuilding revenues	$119,584	$39,847	200%	$261,940	$136,135	92%

San Diego:
House revenues	$26,310	$40,532	(35)%	$71,584	$81,515	12%
Land revenues	0	0	—	67	0	100
Other homebuilding revenues	2	2	0	4	8	(50)

Total homebuilding revenues	$26,312	$40,534	(35)%	$71,655	$81,523	(12)%

Northern California:
House revenues	$58,127	$70,824	(18)%	$161,332	$151,615	6%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	579	165	251	1,440	505	185

Total homebuilding revenues	$58,706	$70,989	(17)%	$162,772	$152,120	7%

Mountain West:
House revenues	$36,528	$44,128	(17)%	$91,700	$101,169	(9)%
Land revenues	3,892	2,750	42	8,708	7,716	13
Other homebuilding revenues	425	83	412	565	265	113

Total homebuilding revenues	$40,845	$46,961	(13)%	$100,973	$109,150	(7)%

South West:
House revenues	$38,596	$37,336	3%	$121,701	$104,771	16%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	327	135	142	1,184	386	207

Total homebuilding revenues	$38,923	$37,471	4%	$122,885	$105,157	17%

East:
House revenues	$0	$2,277	(100)%	$0	$5,807	(100)%
Land revenues	0	0	0	0	0	0
Other homebuilding revenues	0	0	0	0	0	0

Total homebuilding revenues	$0	$2,277	(100)%	$0	$5,807	(100)%

For the three and nine months ended September 30, 2014 and 2013, homes closed and ASP of homes closed by segment were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Homes closed:
Southern California	146	48	204%	311	179	74%
San Diego	49	85	(42)	137	176	(22)
Northern California	86	138	(38)	252	315	(20)
Mountain West	83	98	(15)	200	229	(13)
South West	118	116	2	370	333	11
East	0	8	(100)	0	23	(100)

Total consolidated	482	493	(2)%	1,270	1,255	1%

Southern California	15	0	100%	65	36	81%
Northern California	12	3	300	34	12	183
Mountain West	28	21	33	51	34	50
East	15	18	(17)	46	38	21

Total unconsolidated joint ventures	70	42	67%	196	120	63%

Total homes closed	552	535	3%	1,466	1,375	7%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
ASP of homes closed:
Southern California	$818,377	$830,021	(1)%	$841,096	$748,268	12%
San Diego	536,939	476,847	13	522,511	463,153	13
Northern California	675,895	513,217	32	640,206	481,317	33
Mountain West	440,096	450,286	(2)	458,500	441,786	4
South West	327,085	321,862	2	328,922	314,628	5
East	0	284,625	(100)	0	252,478	(100)

Total consolidated	$578,929	$476,548	21%	$557,400	$461,209	21%

Southern California	$380,406	$0	100%	$378,190	$280,105	35%
Northern California	531,709	571,764	(7)	518,431	552,037	(6)
Mountain West	354,126	345,859	2	385,202	370,766	4
East	280,889	261,224	8	274,718	255,520	8

Total unconsolidated joint ventures	$374,500	$325,714	15%	$380,056	$325,200	17%

Total ASP of homes closed	$553,005	$464,707	19%	$533,690	$449,339	19%

For the three months ended September 30, 2014 compared to 2013, home closings increased for Southern California and South West, partially offset by decreased closings in all other segments. The decrease in closings for San Diego and Northern California was due to a lower beginning backlog for the 2014 third quarter versus the 2013 third quarter. The increase in closings for Southern California was primarily attributable to the opening of several new communities, which contributed to a higher year-over-year beginning backlog for the 2014 third quarter. The increase in average selling price of homes closed was primarily attributable to general price increases and the delivery of a greater percentage of homes from our more expensive Southern California segment.

For the nine months ended September 30, 2014 compared to 2013, home closings increased for Southern California and South West, partially offset by decreased closings in all other segments. The increase in closings for Southern California and South West were primarily attributable to the opening of new communities, which contributed to a larger year-over-year beginning backlog for the year. The decrease in closings for the other segments was primarily attributable to a lower year-over-year beginning backlog for the year. The increase in the average selling price of homes closed was primarily attributable to general price increases in all segments, combined with the delivery of a greater percentage of homes from our more expensive Southern California segment.

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments.

Gross margin for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	Gross Margin %	2013	Gross Margin %	2014	Gross Margin %	2013	Gross Margin %
	(Dollars in thousands)
Gross margin	$67,894	23.9%	$55,848	23.4%	$173,024	24.0%	$135,810	23.0%

For the three months ended September 30, 2014, total gross margin was $67.9 million compared to $55.8 million for the three months ended September 30, 2013. This increase was primarily attributable to a 19% increase in revenues.

For the nine months ended September 30, 2014, total gross margin was $173.0 million compared to $135.8 million for the nine months ended September 30, 2013. This increase was primarily attributable to a 22% increase in revenues combined with a higher gross margin percentage resulting from general price increases experienced in most of our segments.

Selling, General and Administrative Expense

Selling, general and administrative expense for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Total homebuilding revenues	$284,370	$238,079	19%	$720,225	$589,892	22%
Selling expense	$15,482	$14,291	8%	$41,836	$37,293	12%

% of total homebuilding revenues	5.4%	6.0%		5.8%	6.3%

General and administrative expense	$16,433	$14,097	17%	$47,957	$40,132	19%

% of total homebuilding revenues	5.8%	5.9%		6.7%	6.8%

Total selling, general and administrative expense	$31,915	$28,388	12%	$89,793	$77,425	16%

% of total homebuilding revenues	11.2%	11.9%		12.5%	13.1%

Selling Expense

For the three months ended September 30, 2014, selling expense was $15.5 million compared to $14.3 million for the three months ended September 30, 2013. The increase was primarily attributable to higher volume related costs, such as model costs, advertising costs and co-op advertising paid to other homebuilders for master plan communities. Selling expense as a percentage of revenue decreased due to certain fixed selling costs, primarily salaries, on a higher revenue base. As homebuilding revenues increase, we generally achieve economies of scale and efficiencies on certain expenses that are fixed in nature.

For the nine months ended September 30, 2014, selling expense was $41.8 million compared to $37.3 million for the nine months ended September 30, 2013. The increase was primarily attributable to higher volume related costs, such as direct selling costs, including sales commissions, model costs, advertising costs and co-op advertising. Selling expense as a percentage of revenue decreased due to leveraging certain fixed selling costs, primarily salaries, on a higher revenue base.

General and Administrative Expense

For the three months ended September 30, 2014, general and administrative expense was $16.4 million compared to $14.1 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, general and administrative expense was $48.0 million compared to $40.1 million for the nine months ended September 30, 2013. The increases were primarily due to increased compensation expenses. G&A expenses as a percentage of revenue were lower for both the three month and nine month periods in 2014, compared to 2013, as a result of greater efficiencies as we continue to leverage certain fixed expenses over an increased level of revenues.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally involved in homebuilding and land development.

For the three months ended September 30, 2014, equity in income (loss) from unconsolidated joint ventures was $0.3 million compared to $(0.6) million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, equity in income (loss) from unconsolidated joint ventures was $2.1 million compared to $(0.8) million for the nine months ended September 30, 2013. The increase in income was primarily attributable to increased profitability of a Southern California joint venture that is near completion, partially offset by start up costs of new joint ventures.

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

For the three months ended September 30, 2014, the reinsurance gain was $4.0 million compared to $1.8 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, reinsurance gain was $6.2 million compared to $1.6 million for the nine months ended September 30, 2013. The gain recognized for the three and nine months ended September 30, 2014 was based on claims paid. The gain recognized for the three and nine months ended September 30, 2013 was based on claims paid, partially offset by actuarial estimate adjustments.

Interest Expense

Interest expense is interest incurred and not capitalized. For the three and nine months ended September 30, 2014, substantially all interest incurred was capitalized. For the three and nine months ended September 30, 2013, most interest incurred was capitalized to inventory with the remainder expensed since debt exceeded the qualified asset amount. Assets qualify for interest capitalization during their development and other qualifying activities such as construction; however, if qualified assets are less than the total debt, a portion of interest is expensed.

For the three months ended September 30, 2014, interest expense was $0.2 million compared to $0.1 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, interest expense was $0.4 million compared to $5.0 million for the nine months ended September 30, 2013. This decrease was primarily attributable to higher qualified assets. Interest expense for the three and nine months ended September 30, 2014 represents fees for the unused portion of our $125.0 million secured revolving credit facility (the “Revolver”) and is not capitalized.

Other Expense, Net

Other expense, net is comprised of interest income, gains (losses) on sales of investments, pre-acquisition cost and deposit write-offs, property tax expense and other income (expense). Interest income is primarily from related party notes receivables, investments and interest bearing cash accounts.

For the three and nine months ended September 30, 2014 and 2013, other expense, net was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(Dollars in thousands)
Other income (expense), net:
Interest income	$386	$534	(28)%	$1,143	$1,711	(33)%
Gain on sale of investments	0	5	(100)	0	15	(100)
Preacquisition cost and option deposit write-offs	(192)	(389)	(51)	(662)	(582)	14
Property tax expense	(581)	(699)	(17)	(1,822)	(2,107)	(14)
Deposit forfeitures and cancellation fees	173	60	188	486	799	(39)
Other income (expense)	(110)	(861)	(87)	63	(179)	—

Total other income (expense), net	$(324)	$(1,350)	(76)%	$(792)	$(343)	131%

For the three months ended September 30, 2014, other expense, net was $(0.3) compared to $(1.4) million for the three months ended September 30, 2013. This decrease was primarily attributable to decreased property tax expense and preacquisition cost and option deposit write-offs, and increased deposit forfeitures and cancellation fees.

For the nine months ended September 30, 2014, other expense, net was $(0.8) compared to $(0.3) million for the nine months ended September 30, 2013. This increase was primarily attributable to decreased interest income on bank and investment accounts and decreased deposit forfeitures and cancellation fees. Cancelation fees for the nine months ended September 30, 2013 included a $0.5 million fee received for the termination of a managed real estate project.

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

At September 30, 2014 and December 31, 2013, net deferred tax assets of SHI before reserves were $15.1 million and $16.8 million, respectively, which primarily related to available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. At December 31, 2013, SHI had net operating loss carryforwards of approximately $18.8 million that expire by 2018 and are subject to annual limitations of $4.6 million.

When assessing the realizability of deferred tax assets, we consider whether it is more-likely-than-not that our deferred tax assets will not be realized. The realization of deferred tax assets is dependent upon generating sufficient taxable income in the future. We record a valuation allowance when we determine it is more-likely-than-not a portion of the deferred tax assets will not be realized. At September 30, 2014 and December 31, 2013, the deferred tax asset valuation allowance was $0.5 million and $0.5 million, respectively, and related to capital losses that expire in 2016 and 2017, and the impairment of debt securities that mature in 2021 and 2022, as it is unknown if these deferred tax assets will be realized.

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

For the nine months ended September 30, 2014, income tax expense was $16.6 million compared to $1.7 million for the nine months ended September 30, 2013. This increase was primarily attributable to the valuation allowance reduction (and corresponding reduction in income tax expense) for the nine months ended September 30, 2013, combined with a year-over-year increase in taxable income for the nine months ended September 30, 2014.

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

For the three and nine months ended September 30, 2014 and 2013, home sales orders, net of cancellations, were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Home sales orders, net:
Southern California	101	107	(6)%	407	211	93%
San Diego	60	33	82	211	198	7
Northern California	82	84	(2)	301	305	(1)
Mountain West	102	72	42	340	306	11
South West	111	135	(18)	342	438	(22)
East	4	3	33	17	9	89

Total consolidated	460	434	6%	1,618	1,467	10%

Southern California	21	22	(5)%	96	35	174%
Northern California	11	11	0	40	33	21
Mountain West	38	25	52	78	59	32
East	33	19	74	99	61	62

Total unconsolidated joint ventures	103	77	34%	313	188	66%

Total home sales orders, net	563	511	10%	1,931	1,655	17%

For the three and nine months ended September 30, 2014 and 2013, cancellation rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Cancellation rates:
Southern California	14%	9%	10%	9%
San Diego	25	34	20	21
Northern California	11	15	13	12
Mountain West	20	22	17	15
South West	19	16	17	14
East	20	0	6	18

Total consolidated	18%	17%	15%	14%

Southern California	28%	8%	17%	10%
Northern California	0	31	22	30
Mountain West	7	22	11	14
East	33	39	28	31

Unconsolidated joint ventures	21%	25%	20%	23%

Total cancellation rates	18%	18%	16%	15%

For the three and nine months ended September 30, 2014 and 2013, average active selling communities were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Average active selling communities:
Southern California	11	7	57%	10	5	100%
San Diego	10	7	43	9	7	29
Northern California	13	14	(7)	14	13	8
Mountain West	13	15	(13)	12	15	(20)
South West	17	17	0	17	16	6
East	2	1	100	1	1	0

Total consolidated	66	61	8%	63	57	11%

Southern California	4	2	100%	4	2	100%
Northern California	4	4	0	4	3	33
Mountain West	5	5	0	5	5	0
East	3	2	50	3	2	50

Total unconsolidated joint ventures	16	13	23%	16	12	33%

Total average active selling communities	82	74	11%	79	69	14%

For the three months ended September 30, 2014, consolidated home sales orders per active selling community were 7.0, or 2.3 per month, compared to 7.1, or 2.4 per month, for the three months ended September 30, 2013. For the nine months ended September 30, 2014, consolidated home sales orders per active selling community were 25.7, or 2.9 per month, compared to 25.7, or 2.9 per month, for the nine months ended September 30, 2013. The decrease in the 2014 third quarter monthly sales absorption rate was primarily attributable to a slowdown in the sales pace in Southern California and South West, partially offset by an increase in the Mountain West.

The Company’s consolidated cancellation rate increased from 17% in the 2013 third quarter to 18% in the 2014 third quarter.

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

The increase in homes in backlog at September 30, 2014 compared to September 30, 2013 was primarily attributable to a 10% increase in home sales orders for the nine months ended September 30, 2014 compared to the same period in 2013, partially offset by a 1% increase in homes closed for the same period, and a 7% lower beginning backlog at December 31, 2013 compared to December 31, 2012.

At September 30, 2014 and 2013, sales order backlog was as follows:

	Homes			Sales Value			ASP
	September 30,			September 30,			September 30,
	2014	2013	%	2014	2013	%	2014	2013	%
				(In thousands)			(In thousands)
Backlog:
Southern California	256	155	65%	$199,871	$120,173	66%	$781	$775	1%
San Diego	174	129	35	114,712	67,494	70	659	523	26
Northern California	193	231	(16)	140,058	139,286	1	726	603	20
Mountain West	347	289	20	173,741	133,650	30	501	462	8
South West	211	318	(34)	67,918	102,163	(34)	322	321	—
East	17	2	750	6,746	747	803	397	374	6

Total consolidated	1,198	1,124	7%	$703,046	$563,513	25%	$587	$501	17%

Southern California	57	26	119%	$27,197	$9,077	200%	$477	$349	37%
Northern California	29	31	(6)	16,340	16,430	(1)	563	530	6
Mountain West	50	36	39	21,221	14,258	49	424	396	7
East	103	59	75	31,398	16,271	93	305	276	11

Total unconsolidated joint ventures	239	152	57%	$96,156	$56,036	72%	$402	$369	9%

Total backlog	1,437	1,276	13%	$799,202	$619,549	29%	$556	$486	14%

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

As land is acquired and developed, each parcel is assigned a lot count. For parcels of land, an estimated number of lots are added to inventory once entitlement occurs. Occasionally, when the intended use of a parcel changes, lot counts are adjusted. As homes and land are sold, lot counts are reduced. Lots are categorized as (i) owned, (ii) controlled (which includes a contractual right to purchase) or (iii) owned or controlled through unconsolidated joint ventures. The status of each lot is identified by land held for development, land under development, land held for sale, lots available for construction, homes under construction, completed homes and models. Homes under construction and completed homes are classified as sold or unsold.

Inventory at September 30, 2014 increased from December 31, 2013 primarily due to increased land acquisitions and homes under construction resulting from favorable housing market conditions and the seasonal build-up of inventory for deliveries in the fourth quarter, net of inventory relieved through cost of sales.

At September 30, 2014, December 31, 2013 and September 30, 2013, total lots owned or controlled were as follows:

	September 30, 2014	December 31, 2013	% Change from December 31, 2013	September 30, 2013	% Change from September 30, 2013
Lots owned or controlled by segment:
Southern California	1,799	1,890	(5)%	1,982	(9)%
San Diego	572	640	(11)	687	(17)
Northern California	4,046	3,731	8	3,239	25
Mountain West	9,731	9,841	(1)	10,075	(3)
South West	2,303	2,063	12	2,242	3
East	765	765	—	767	—

Total consolidated	19,216	18,930	2	18,992	1
Unconsolidated joint ventures	4,963	4,455	11	4,733	5

Total lots owned or controlled	24,179	23,385	3%	23,725	2%

Lots owned or controlled by ownership type:
Lots owned for homebuilding	6,481	6,277	3%	6,581	(2)%
Lots owned and held for sale	3,442	3,313	4	3,435	—
Lots optioned or subject to contract for homebuilding	6,259	6,306	(1)	5,942	5
Lots optioned or subject to contract that will be held for sale	3,034	3,034	—	3,034	—
Unconsolidated joint venture lots	4,963	4,455	11	4,733	5

Total lots owned or controlled	24,179	23,385	3%	23,725	2%

At September 30, 2014, December 31, 2013 and September 30, 2013, total homes under construction and completed homes were as follows:

	September 30, 2014	December 31, 2013	% Change from December 31, 2013	September 30, 2013	% Change from September 30, 2013
Homes under construction:
Sold	862	611	41%	816	6%
Unsold	228	149	53	188	21

Total consolidated	1,090	760	43	1,004	9
Unconsolidated joint ventures	227	119	91	115	97

Total homes under construction	1,317	879	50%	1,119	18%

Completed homes: (a)
Sold (b)	114	49	133%	98	16%
Unsold	49	34	44	20	145

Total consolidated	163	83	96	118	38
Unconsolidated joint ventures	23	8	188	20	15

Total completed homes	186	91	104%	138	35%

(a)	Excludes model homes.
(b)	Sold but not closed.

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs have been primarily funded from cash on our balance sheet and our homebuilding operations primarily through home closings and land sales, net of the underlying expenditures to fund these operations. In addition, the Company has, and will continue to utilize, land option contracts, public and private note offerings, land seller notes, joint venture structures (which typically obtain project level financing to reduce the amount of partner capital invested), assessment district bond financing, letters of credit and surety bonds, tax refunds and proceeds from related party notes receivable as sources of liquidity. In addition, as an additional source of liquidity, we obtained a $125.0 million secured revolving credit facility (the “Revolver”) in February 2014 (see below). At September 30, 2014, cash and cash equivalents were $139.3 million, restricted cash was $0.5 million and total debt was $761.7 million, compared to cash and cash equivalents of $206.2 million, restricted cash of $1.2 million and total debt of $751.7 million at December 31, 2013. Restricted cash includes customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds.

In February 2014, we replaced our $75.0 million letter of credit facility with the Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the credit agreement governing the Revolver (the “Credit Agreement”), plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At September 30, 2014, we were in compliance with these covenants and no amounts were outstanding.

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

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our position on the completed contract method (“CCM”) of accounting for our homebuilding operations. During 2010 and 2011, we engaged in formal and informal discovery with the IRS and the Tax Court heard trial testimony in July 2012 and ordered the Company and the IRS to exchange briefs, which were filed. On February 12, 2014, the Tax Court ruled in favor of the Company, issuing a formal decision to this effect on April 21, 2014 (the “Tax Court Decision”). Pursuant to the ruling, the Company is permitted to continue to report income and loss from the sale of homes in its planned developments using CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Company or the Partners. On July 15, 2014, the IRS filed an appeal in the U.S. Court of Appeals for the Ninth Circuit (the “Court of Appeals”). The matter will be briefed by the parties and submitted to the Court of Appeals. The Court of Appeals will schedule a hearing after briefing is completed.

If the Tax Court Decision is overturned in whole or in part, which is reasonably possible, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $68 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $111 million to fund their related payments to the IRS and applicable state taxing authorities.

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

For the nine months ended September 30, 2014 and 2013, cash provided by (used in) operating, investing and financing activities was as follows:

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash provided by (used in):
Operating activities	$(68,122)	$(124,449)
Investing activities	6,963	(10,116)
Financing activities	(5,764)	(1,993)

Net decrease in cash	$(66,923)	$(136,558)

Cash from Operating Activities

For the nine months ended September 30, 2014, cash used in operating activities was $(68.1) million compared to $(124.4) million for the nine months ended September 30, 2013. This decrease in cash used was primarily attributed to increased cash receipts from home closings of $129.9 million, partially offset by increased land acquisitions, land development and house construction costs of $62.0 million and increased selling, general and administrative costs of $13.0 million. Further, in 2013, $10.3 million of restricted cash was released.

Cash from Investing Activities

For the nine months ended September 30, 2014, cash provided by (used in) investing activities was $7.0 million compared to $(10.1) million for the nine months ended September 30, 2013. This improvement was primarily attributable to $6.2 million of increased net payments received on promissory notes, primarily the note receivable from JFSCI, and $13.9 million of decreased net investments in unconsolidated joint ventures, partially offset by $3.0 million of decreased proceeds from the sale of available-for-sale investments. Investments in unconsolidated joint ventures fluctuate quarterly depending on the timing and need for capital, including the timing of initial capital contributions for new joint ventures.

Cash from Financing Activities

For the nine months ended September 30, 2014, cash used in financing activities was $(5.8) million compared to $(2.0) million for the nine months ended September 30, 2013. This increase in cash used was primarily attributable to a $4.4 million cash payment for the acquisition of land from a related party under common control.

Notes Payable

At September 30, 2014 and December 31, 2013, notes payable were as follows:

	September 30, 2014	December 31, 2013
Notes payable:
Secured Notes	$750,000	$750,000
Revolver	0	0
Other secured promissory notes	11,740	1,708

Total notes payable	$761,740	$751,708

Secured Notes

On May 10, 2011, our Secured Notes were issued at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. At September 30, 2014 and December 31, 2013, accrued interest was $24.3 million and $8.1 million, respectively.

The Indenture contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with affiliates. At September 30, 2014 and December 31, 2013, we were in compliance with these covenants.

The Indenture provides that we and our restricted subsidiaries may not incur or guarantee payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for such prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the Indenture) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At September 30, 2014, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 2.92.

Our ability to make joint venture and other restricted payments and investments is governed by the Indenture. We are permitted to make restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and (ii) a broader restricted payment basket available if our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. The aggregate amount of restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture) generated from and including October 1, 2013, plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company from and including October 1, 2013, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. In 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million of capital. At September 30, 2014, we made aggregate capital contributions of $20.8 million to this joint venture. We project our peak investment of $45.0 million in this joint venture will occur in the fourth quarter of 2014 and, shortly thereafter, will be returned to us. In 2015, we anticipate making additional investments in this joint venture at amounts below the $45.0 million commitment, and expect such additional investments will be returned by the end of 2015. We anticipate making additional investments in other joint ventures.

Revolver

In February 2014, we replaced our $75.0 million secured letter of credit facility with the Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the Credit Agreement, plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At September 30, 2014, we were in compliance with these covenants and no amounts were outstanding.

At September 30, 2014, covenant compliance for the Revolver was as follows:

	Actual at September 30, 2014	Covenant Requirements at September 30, 2014
	(Dollars in thousands)
Covenant Requirements:
Minimum Consolidated Tangible Net Worth (a)	$519,535	$356,664
Minimum Liquidity	$130,664	≥ $ 5,000
Ratio of Land Assets to Tangible Net Worth	1.19	≤ 2.0
Interest Coverage Ratio	3.26	≥ 1.5
Adjusted Leverage Ratio (b)	1.22	≤ 2.5
Permitted Maximum Senior Leverage Ratio	0	≤ 0.75
Actual Borrowings/Permitted Borrowings (c)	$0	$125,000

(a)	Consolidated Tangible Net Worth (“TNW”) cannot be less than the sum of: (a) 75% of consolidated TNW as of December 31, 2013, plus (b) 50% of the cumulative Net Cash Proceeds, as defined in the Revolver Agreement, of any Equity Issuances received by borrower after February 20, 2014, plus (c) 50% of the cumulative consolidated Net Income minus income taxes at an effective rate of 50%.
(b)	Not to be greater than 2.5 prior to and including December 31, 2014, and 2.0 after December 31, 2014.
(c)	Borrowing capacity under the provision of the borrowing base, as defined in the Credit Agreement.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, and purchase obligations for water system connection rights. At September 30, 2014, there were no material changes to contractual obligations from those reported in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts to acquire large tracts of land in smaller parcels to better manage financial and market risk of holding land and to reduce use of funds. Option contracts generally require a non-refundable deposit after a diligence period for the right to acquire lots over a specified period of time at a predetermined price. However, in certain circumstances, the purchase price may not, in whole or in part, be determinable and payable until the homes or lots are closed. In such instances, an estimated purchase price for the unknown portion is not included in the total remaining purchase price. At September 30, 2014, we owned or controlled 7,092 lots in Colorado for which the purchase price is determined when the underlying lots close with a home buyer or other purchaser of the lot. In addition, at September 30, 2014, we have an option to purchase 262 lots in Northern California where the purchase price is based on future price and profit appreciation of the homes sold (see “Related Party Transactions”). At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letters of credit with no further financial responsibility to the land seller. However, purchase contracts can contain additional development obligations that must be completed even if a contract is terminated.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At September 30, 2014, we had $24.9 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $438.2 million, compared to $21.0 million and $422.3 million, respectively, at December 31, 2013.

Water System Connection Rights

At a consolidated homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at September 30, 2014, had a contractual purchase price of $30.5 million, which is less than the estimated market value. These water system connection rights are held, then transferred to homebuyers upon closing of their home, transferred upon the sale of land to the respective buyer, sold or leased.

Land Development and Homebuilding Joint Ventures

We enter into land development and homebuilding joint ventures for the following purposes:

•	leveraging our capital base;

•	managing and reducing financial and market risks of holding land;

•	establishing strategic alliances;

•	accessing lot positions; and

•	expanding market share.

These joint ventures typically obtain secured acquisition, development and construction financing, each designed to reduce use of corporate funds.

At September 30, 2014 and December 31, 2013, total unconsolidated joint ventures’ notes payable were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$61,251	$52,515
Non-Guaranteed	15,941	10,073

Total bank and seller notes payable (a)	77,192	62,588

Partner notes payable (b):
Unsecured	36,070	16,001

Total unconsolidated joint venture notes payable	$113,262	$78,589

Other unconsolidated joint venture notes payable (c)	$32,225	$55,441

(a)	All bank seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payable. In January 2014, a $3.2 million partner note from one joint venture was paid in full.
(c)	Through indirect effective ownership in two joint ventures of 12.3% and 0.0003%, respectively, that had bank notes payable secured by real property in which we have not provided any guarantee.

At September 30, 2014 and December 31, 2013, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees.

For a joint venture, RRWS, LLC (“RRWS”), we have a remargin obligation that is limited to the lesser of 50% of the outstanding balance in total for all joint venture loans or $35.0 million, which outstanding loan balances at September 30, 2014 and December 31, 2013 were $47.0 million and $47.7 million, respectively. Consequently, our maximum remargin obligation at September 30, 2014 and December 31, 2013 was $23.5 million and $23.8 million, respectively. We also have an agreement where we could potentially recover a portion of payments made by the Company. However, we cannot provide assurance we could collect under this agreement.

For a second joint venture, Polo Estate Ventures, LLC (“Polo”), we have a joint and several remargin guarantee on loan obligations that, in total, at September 30, 2014 and December 31, 2013, were $14.3 million and $4.8 million, respectively. At September 30, 2014 and December 31, 2013, total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. We also have reimbursement rights where we could potentially recover a portion of payments made by the Company. However, we cannot provide assurance we could collect such payments.

No liabilities were recorded for these guarantees at September 30, 2014 and December 31, 2013 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment is required.

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

Guarantees, Surety Obligations and Other Contingencies

At September 30, 2014 and December 31, 2013, certain unrecorded loan remargin or other guarantees, surety obligations and other contingencies were as follows:

	September 30, 2014	December 31, 2013
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint ventures	37,756	28,684
Costs to complete on surety bonds for Company projects	78,367	77,276
Costs to complete on surety bonds for joint venture projects	22,744	22,845
Costs to complete on surety bonds for related party projects	1,611	1,614

Total unrecorded contingent liabilities and commitments	$210,478	$200,419

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At December 31, 2013, there were no letters of credit outstanding under this facility. In February 2014, this facility was replaced with the Revolver, which includes a $62.5 million sublimit for letters of credit. At September 30, 2014, there were no outstanding letters of credit under the Revolver.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At September 30, 2014, there was $78.4 million of costs to complete in connection with $170.6 million of surety bonds issued. At December 31, 2013, there was $77.3 million of costs to complete in connection with $169.7 million of surety bonds issued.

We also provide indemnification for bonds issued by certain unconsolidated joint ventures and other related party projects in which we have no ownership interest. At September 30, 2014, there was $22.7 million of costs to complete in connection with $63.2 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects. At December 31, 2013, there was $22.8 million of costs to complete in connection with $63.7 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for related party projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners and/or homeowners following the closing of new homes in the project. Occasionally, we enter into credit support arrangements requiring us to pay interest and principal on these bonds if the taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At September 30, 2014 and December 31, 2013, in connection with credit support arrangements, there was $9.6 million and $8.6 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on landowners and/or homeowners. At September 30, 2014 and December 31, 2013, in connection with certain funding arrangements, there was $13.5 million and $13.1 million, respectively, reimbursable to us from certain agencies, including $12.3 million and $11.9 million, respectively, from metro-districts in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

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

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, we effectively remain a 10% guarantor on certain community facility district bond obligations to which we must meet a minimum calculated tangible net worth; otherwise, we are required to fund collateral to the bond issuer. At September 30, 2014 and December 31, 2013, we exceeded the minimum tangible net worth requirement.

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

At September 30, 2014 and 2013, we were the managing member for 11 and 10, respectively, unconsolidated joint ventures and received management fees from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures. Fees representing cost reimbursement are offset to general and administrative expenses; fees in excess of costs are recorded as revenues. For the three and nine months ended September 30, 2014, $2.7 million and $7.0 million, respectively, of management fees were offset against general and administrative expenses, and $0.1 million and $0.5 million, respectively, of management fees were recorded as revenues. For the three and nine months ended September 30, 2013, $2.0 million and $5.6 million, respectively, of management fees were offset against general and administrative expenses, and $0.1 million and $0.2 million, respectively, of management fees were recorded as revenues.

JFSCI provides corporate services, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the three and nine months ended September 30, 2014, general and administrative expenses included $7.0 million and $19.8 million, respectively, and for the three and nine months ended September 30, 2013, general and administrative expenses included $6.9 million and $17.9 million, respectively, for these corporate services.

We lease office space from related parties under non-cancelable operating leases with terms up to ten years that generally provide renewal options for terms up to an additional five years. For the three and nine months ended September 30, 2014, related party rental expense was $0.2 million and $0.5 million, respectively, and for the three and nine months ended September 30, 2013, related party rental expense was $0.2 million and $0.3 million, respectively.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. Some of these policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverages provided by these third party and affiliate insurance providers. Policies covering these risks from unrelated third party insurance providers are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliate entities to insure these large retentions or deductibles. For the three and nine months ended September 30, 2014, amounts paid to affiliates for this retention insurance coverage were $5.5 million and $15.8 million, respectively, and for the three and nine months ended September 30, 2013, amounts paid to affiliates for this retention insurance coverage were $5.1 million and $12.9 million, respectively.

CRITICAL ACCOUNTING POLICIES

We believe no significant changes occurred to our critical accounting policies during the nine months ended September 30, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations for December 31, 2013 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 2 of our consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements applicable to the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments at or during the nine months ended September 30, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. As we do not have an obligation to prepay fixed-rate debt prior to maturity, and we do not currently have a significant amount of variable-rate debt outstanding, interest rate risk and changes in fair market value should not have a significant impact on such debt until we refinance.

In February 2014, we replaced our $75.0 million secured letter of credit facility with the $125.0 million Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the Credit Agreement, plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75% and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At September 30, 2014, we were in compliance with these covenants and no amounts were outstanding.

Other than the Revolver described above, we believe no significant changes to our market risks occurred during the nine months ended September 30, 2014, as compared to those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures at September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures at September 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded, at such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

We made no change in internal control over financial reporting during the 2014 third quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We record a reserve for potential legal claims and regulatory matters when they are probable of occurring and a potential loss is reasonably estimable. We accrue for these matters based on facts and circumstances specific to each matter and revise these estimates when necessary. In such cases, there may exist an exposure to loss in excess of amounts accrued. In view of the inherent difficulty of predicting the outcome of legal claims and related contingencies, we generally cannot determine their ultimate resolution, related timing or eventual loss. While their outcome cannot be predicted with certainty, we believe we have appropriately reserved for these claims or matters. Other than the CCM matter described in “Liquidity and Capital Resources” and in Note 13 to our consolidated financial statements, we do not believe we are subject to any material legal claims and regulatory matters required to be disclosed pursuant to this Item at this time. However, to the extent liabilities arising from the ultimate resolution of legal claims or regulatory matters exceed their recorded reserves, we could incur additional charges that could be material.

ITEM 1A.	RISK FACTORS

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Shea Homes Limited Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Unaudited Condensed Consolidated Statements of Changes in Equity, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHEA HOMES LIMITED PARTNERSHIP
(Registrant)

Dated: November 13, 2014	By:	/s/ Roberto F. Selva
Roberto F. Selva
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2014	By:	/s/ Andrew H. Parnes
Andrew H. Parnes
Chief Financial Officer
(Principal Financial Officer)