Form 10-K
period 2014-12-31
Shea Homes Limited Partnership
filed 2015-03-09
CIK 1531744

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

SHEA HOMES LIMITED PARTNERSHIP

PART I

ITEM 1. BUSINESS

Overview

Shea Homes Limited Partnership, a California limited partnership (“SHLP”, the “Company”, “us”, “our”, or “we”), is one of the nation’s largest privately owned homebuilders based on total number of home deliveries and total revenues according to data compiled for Builder Magazine’s 2013 “Builder 100” list. We design, build and market single-family detached and/or attached homes in various geographic markets in California, Arizona, Colorado, Washington, Nevada, Florida, Virginia, North Carolina and Texas. We serve a broad customer base including entry, move-up, luxury and active lifestyle buyers. We have been recognized by industry professionals and our homebuyers for quality, customer service and craftsmanship, as evidenced by our receipt of some of the homebuilding industry’s most prominent awards, including being named as “Builder of the Year” in 2007 by Professional Builder magazine and one of “America’s Best Builders” in 2005 by the National Association of Homebuilders and Builder magazine. In 2011 and 2012, Shea Homes was honored as one of the 50 top consumer brands in the country to be named a “Customer Service Champion” by J.D. Power Associates.

SHLP was formed January 4, 1989, pursuant to an agreement of partnership, as most recently amended August 6, 2013, by and between J.F. Shea, G.P., a Delaware general partnership, as general partner, and our limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), under the common control of Shea family members (collectively, the “Partners”). J.F. Shea, G.P., is 96% owned by JFSCI. SHLP is one of a group of companies owned by the Shea family (collectively, the “Shea Family Owned Companies”). Since 1881 in Portland, Oregon, beginning with only a plumbing contractor business, the Shea family has expanded to start and currently owns and operates various businesses, including homebuilding, heavy construction, venture capital, home mortgage, insurance and commercial property. The Shea Family Owned Companies have grown but remained privately held by the Shea family. The Shea family began building homes in 1968 through JFSCI and, in 1989, moved homebuilding under the Shea Homes brand to the newly formed SHLP, an entity still under the broader umbrella of JFSCI.

Since our founding more than 45 years ago, Shea Homes has delivered almost 94,000 homes, including deliveries from unconsolidated joint ventures, and has expanded significantly to become one of the most well-regarded homebuilders in the markets in which we compete:

•	1968: Residential homebuilding division was formed, operating in southern California;

•	1970: Residential homebuilding division delivered first homes in northern California;

•	1985: Opened San Diego division;

•	1989: Acquired Knoell Homes and opened Arizona division;

•	1996: Opened Denver division and acquired a portfolio of assets in California from Chevron Land;

•	1997: Purchased Mission Viejo Company and its land holdings in California and Colorado from Philip Morris;

•	1998: Purchased UDC Homes, Inc. and launched the Shea Homes Active Lifestyle Communities (“SHALC”) division and the Trilogy Brand;

•	2001: SHALC division began operations in Washington;

•	2006: Acquired homebuilding land, commercial land and income properties that comprised the Denver Tech Center;

•	2007: SHALC division began operations in Florida;

•	2009: Launched the SPACES Brand;

•	2010: SHALC division began operations in Nevada;

•	2013: Opened Houston division; launched Shea3D™ product line; and SHALC division began operations in Virginia; and

•	2014: SHALC division began operations in North Carolina.

Markets and Products

For the year ended December 31, 2014, we operated an average of 64 consolidated active selling communities in California, Arizona, Colorado, Washington, Nevada and Florida, and were in the process of commencing operations in Texas, North Carolina and Virginia. When determining markets to enter, we evaluate various factors, including local economic and real estate conditions, historical and projected population and job growth trends, number of housing starts, land availability and price, housing inventory, climate, customer profile, regional raw material costs, competitive environment and home sales rates.

Within each homebuilding community, we offer a product mix depending on market conditions, studies and opportunities. In determining our product mix in each community, we consider demographic trends, demand for a particular type of product, margins, timing and economic strength of the market. While remaining responsive to market opportunities, we have focused, and intend to continue to focus, our core homebuilding business primarily on entry-level and move-up/luxury buyers, offering single-family detached and/or attached homes. For the year ended December 31, 2014, our product mix based upon deliveries was: 43% entry-level, 39% move-up/luxury and 18% active lifestyle. While 43% of our 2014 deliveries were designed for entry-level buyers, the average selling price of our entry-level homes was $437,000 for the year ended December 31, 2014. Many of our entry-level homes contain a high number of amenities, particularly in California, and are located close to employment centers, which results in the relatively higher price compared to traditional entry-level homes.

We operate under four brands that reflect our value proposition: homes designed to meet the needs of our customers, with standard energy-efficient features, built in an environmentally-responsible manner.

•	Shea Homes, our flagship brand, generally attracts entry-level and move-up/luxury buyers. Each of our segments, except the East, builds and markets homes under the Shea Homes brand.

•	Trilogy communities are master-planned communities designed and built to meet the needs and active lifestyles of homebuyers 55 and older. These communities combine quality homes with diverse resort-like amenities in our Southern California, Northern California, Mountain West, South West and East segments.

•	SPACES generally attracts 25-40 year-old buyers with contemporary, practical homes that have flexible floor plans and stylish, energy-efficient features at an affordable price point. We have opened SPACES communities in our Southern California, Northern California, Mountain West and South West segments.

•	Shea 3D, introduced in 2014, allows buyers to choose the placement of their kitchen, dining, entertainment, outdoor and other living areas to design a home that matches how the buyer lives. We have opened Shea 3D communities in our Northern California, San Diego, Mountain West, South West and East segments.

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

In 2013, we entered the Houston, Texas housing market and acquired our first parcel of land in Winchester, Virginia for a SHALC project. In 2014, we acquired our first parcel of land in North Carolina for a SHALC project that is operated in an unconsolidated joint venture.

We conduct our homebuilding business through projects that we wholly-own, operate in joint ventures with third parties and generally have a 50% or less economic interest, and manage projects where we have no ownership interest. Most of our joint ventures and managed projects are Trilogy master-planned communities. For the Trilogy communities we manage, part of our compensation reflects the use and licensing of our Trilogy brand.

The following table presents certain operating information for our reportable segments for the years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Southern California:
Homes delivered	481	271	249
Percentage of total homes delivered	24%	14%	16%
Average selling price	$812,121	$757,376	$523,498
Total homebuilding revenues (in millions) (a)	$393.5	$207.6	$134.0
San Diego:
Homes delivered	252	256	194
Percentage of total homes delivered	13%	14%	12%
Average selling price	$568,095	$490,172	$440,897
Total homebuilding revenues (in millions) (a)	$143.2	$125.5	$86.0
Northern California:
Homes delivered	385	456	323
Percentage of total homes delivered	19%	24%	21%
Average selling price	$668,179	$510,300	$487,003
Total homebuilding revenues (in millions) (a)	$259.3	$242.4	$166.1
Mountain West:
Homes delivered	356	372	284
Percentage of total homes delivered	18%	20%	18%
Average selling price	$458,379	$444,156	$446,352
Total homebuilding revenues (in millions) (a)	$175.7	$186.9	$147.8
South West:
Homes delivered	511	510	492
Percentage of total homes delivered	26%	27%	31%
Average selling price	$324,456	$311,951	$280,283
Total homebuilding revenues (in millions) (a)	$168.3	$160.7	$138.2
East:
Homes delivered	0	25	31
Percentage of total homes delivered	0%	1%	2%
Average selling price	$0	$262,160	$230,645
Total homebuilding revenues (in millions) (a)	$0	$6.6	$7.1
Total:
Homes delivered	1,985	1,890	1,573
Average selling price	$564,241	$473,177	$410,045
Total homebuilding revenues (in millions) (a)	$1,140.0	$929.7	$679.2

(a)	Total homebuilding revenues are primarily comprised of revenues from home deliveries and land sales.

For additional segment information, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 to our consolidated financial statements.

Strategy

Provide Customers with Value via Design, Quality and Service

An integral component of our business strategy is to design and deliver quality homes focused on specific product types in “core” housing markets, combined with a customer experience that is consistently among the leaders in the homebuilding industry. We have historically been at or near the top of individual customer service rankings for each of our homebuilding markets. In 2011 and 2012, we were also honored as one of 50 top consumer brands in the country to be named a “Customer Service Champion” by J.D. Power Associates. We are one of only two homebuilders to ever receive this award and the only homebuilder to have received this award in multiple years. We view a positive customer service experience and adherence to stringent quality control standards as fundamental to our business model and continued success. We believe our quality assurance programs help improve production efficiency, reduce warranty costs and increase customer satisfaction and referrals. Our commitment to product quality includes a comprehensive checkpoint evaluation at key points in the construction process, continuous improvement based on direct feedback and sharing of best practices with our TradePartners®.

Maintain Disciplined Operating Strategy

We currently employ a lean “hybrid” organizational structure to reduce costs, maintain consistency and increase operational flexibility:

•	local-level, decentralized decision making to provide flexibility with regard to: personnel hiring, land identification and sourcing, land development and homebuilding processes;

•	regionalized purchasing for home construction and building materials to promote increased buying power, take advantage of regional market differences and facilitate nationwide cost sharing; and

•	centralized functions to provide cost-efficient operation of customer call center, customer service, architecture (construction documents) and other back office operations including accounting, information technology and payroll.

We focus on lowering costs and construction cycle times through benchmarking and the sharing of best practices among divisions. By concentrating on these objectives, we believe we can manage our business through changing economic climates.

We seek to allocate the capital necessary for new projects in a manner consistent with our overall operating strategy and based on market conditions. We utilize return on assets, peak cash investment, gross margin and net income margin as the primary criteria prior to deploying our capital resources. Capital commitments are determined via a formal land committee among selected executive and operational personnel who play an important role in ensuring that new projects reflect our strategy.

Continue Balanced Land Policies

We plan to capitalize on our existing land supply, which we believe is largely sufficient to support our homebuilding operations for the next two years in most of our divisions and limits our need to acquire land to execute our business plan. We also maintain a supply of lots that we strategically and opportunistically sell to other builders, capitalizing on demand for lot inventory. We generally only purchase entitled land but will provide the expertise to entitle land held by a seller and contracted to us under an option agreement. This provides a potentially lower cost way of controlling land inventory for the future. To reduce the risks associated with our investments in land, we utilize deal structures including long-term purchase options, rolling lot takedowns and purchase contracts that sometimes provide for payment to land sellers upon delivery of homes built on land purchased. We plan to continue land acquisitions, with a continued focus on core “A” markets closest to major employment centers and an emphasis on acquiring smaller land parcels with quicker turns. We focus on minimizing unsold, under-construction housing inventory.

Preserve and Build on Positions in Existing Markets

We will pursue growth to the extent that we believe it is consistent with our disciplined operating strategy, balanced land policies and overall commitment to quality. Our growth strategy focuses primarily on investing and acquiring land in core locations in our existing geographic markets. We believe our current geographic markets represent regions of the country that present above average growth potential based on long-term employment, demographic and economic trends. We have operated in most of these markets for many years and our teams have extensive local knowledge and critical business relationships that are essential in competing for land, subcontractors and customers. While we are focused primarily on growth in our existing markets, we will also opportunistically consider entry into new geographic markets that meet the same criteria as our existing markets and which we can reasonably support through our capital base.

Marketing and Sales

We believe we have an established and valuable brand, with a reputation for high quality construction, innovative design and strong customer service. We believe our reputation helps generate interest in each new project we undertake. Customers often comment on the quality of our homes and their positive buying experience. These attributes enhance our brand position and increase referrals.

We use a variety of marketing platforms, including website, internet and mobile applications, customer information centers, advertisements, newspapers, magazines and brochures, direct mail, billboards and fully decorated model units. We focus on being at the forefront of technological based marketing, including how we communicate information to the marketplace. We have had success working through Facebook, Twitter, blogs and an application for Apple Inc.’s iPhone and iPod Touch devices. We also maintain a state-of-the-art website that allows potential customers to insert their existing furniture into our floor plans, and benefit from an exclusive arrangement with our website design firm.

Model homes are an important part of our marketing efforts where we focus on creating an attractive atmosphere at each community. We use local third party design specialists for interior decorations and furniture, which vary within models based upon characteristics of homebuyers. At December 31, 2014, we owned 206 model homes. We also have home design service centers offering a range of customization options to satisfy individual customer tastes.

To sell homes, we employ commissioned sales agents who are licensed real estate agents where required by law. We also use independent brokers who are typically paid a market-based commission based on the price of the home.

Customer purchase deposit requirements vary among markets based on state laws as well as customs and practices and are sometimes dictated by the financing program used by the consumer, as well as market conditions. Total base purchase price deposits range from $500 to $40,000 (excluding options). Subject to applicable law and depending on a particular market, additional purchase deposits are required for options and upgrades and range from 10% to 100% of the option price (as opposed to the overall purchase price), with a higher deposit sometimes required for custom options or certain options above an amount designated for the community. Generally, higher deposit percentages are required for large option orders. Our sales contracts may include, among other contingencies, a financing contingency which permits customers to cancel and receive a refund of their deposits if they cannot obtain mortgage financing at prevailing or specified interest rates within a specified period. Our contracts may include other contingencies, such as the sale of an existing home. Our cancellation rate as a percentage of home sales orders averaged approximately 21% from 1997-2006 before the downturn in the homebuilding industry. Though this rate increased to a high of 31% in 2008, it returned to 20% in 2009. For the year ended December 31, 2014, our cancellation rate was 16%.

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

Land Acquisition and Development

We have a disciplined and structured land acquisition process. Each acquisition must be approved by our land committee, which is comprised of members of senior management and directors of J.F. Shea Construction Management, Inc., our ultimate general partner. The committee reviews potential new projects, and option and deposit funds are placed at risk only if approved by the committee. As part of this process, the committee reviews underwriting and due diligence information provided by our division management and land acquisition personnel and typically includes market, environmental and site-planning studies, project and market risk assessments, and financial analysis. We expect to acquire more land inventory in each market to meet expected demand.

For our homebuilding operations, we typically purchase land only after substantially all of the necessary governmental development approvals or entitlements have been obtained so that development or construction may begin as and when market conditions dictate. The term “entitlements”, as used herein, refers to the right, for the duration of the term of the entitlements, to develop a specific number of residential lots without the need for further public hearings or discretionary local government approvals. Entitlements generally give developers the right to obtain building permits upon compliance with certain conditions that are ordinarily within the developer’s control. Although entitlements are usually obtained before we acquire land, we are still required to secure other governmental approvals and obtain permits prior to and during development and construction. The process of obtaining such approvals and permits can be costly, time consuming and difficult to obtain, and substantially delay the originally planned development cycle.

We acquire land through purchase and option contracts. Deposits are generally refundable until the necessary entitlements and zoning, including plan approval and in some cases engineering plan approval, are obtained, at which time deposits become non-refundable. Actual land acquisitions are generally financed from cash on our balance sheet, cash flow from operations or, if necessary, our $125.0 million secured revolving credit facility. Option contracts allow us to control lots and land without incurring risks of land ownership or financial commitments other than, in some circumstances, a non-refundable deposit. We also enter into option contracts with land owners and developers and, in certain circumstances, other third parties, including affiliates, to purchase finished lots over time and before home construction begins. These option contracts may require a certain number of purchases per quarter. We typically have the right to decline to exercise future purchases and to cancel our future rights to lots, typically forfeiting only the deposits held by the sellers at that time.

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

Backlog

Sales order backlog represents homes under contract to be built, but not delivered with the transfer of title. Revenue is recognized on homes under sales contracts when the home delivers. Homes deliver when all conditions of escrow are met, including delivery of the home or other real estate asset to the customer, title passage, appropriate consideration is received or collection of associated receivables, if any, is reasonably assured and when we have no other continuing involvement in the assets. At December 31, 2014, we had a backlog of 918 units with a sales value of $551.7 million that is anticipated to be realized as deliveries, which are subject to cancellation, primarily throughout 2015.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations. We typically experience the highest home sales order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. Since it typically takes three to seven months to construct a new home, we deliver more homes in the second half of the year as spring and summer home sales orders convert to home deliveries. Because of this seasonality, home starts, construction costs and related cash outflows have historically been highest from April to October, and the majority of cash receipts from home deliveries occur during the second half of the year.

Consumer Financial Services

We make available certain financial services to our homebuyers through:

•	Shea Insurance Services, Inc., a wholly-owned subsidiary that provides insurance brokerage services; and

•	Shea Mortgage, Inc. (“Shea Mortgage”), an affiliate, that provides mortgage services.

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

We do not maintain significant inventories of construction materials, except for work-in-process materials for homes under construction. When possible, we negotiate price and volume discounts with manufacturers and suppliers to take advantage of production volume and regional purchasing capabilities, including parties such as Delta, for plumbing fixtures, and GE, for appliances. Prices for these goods and services may fluctuate due to various factors, including supply shortages that may be beyond the control of our suppliers.

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

We offer our customers a comprehensive one or two-year fit and finish warranty for our homes and typically provide more limited ongoing customer service support for up to ten years in some markets as required by state law. Specific length, terms and conditions of these warranties vary depending on the market in which a home is sold. Additionally, post-delivery, we proactively provide one, five and eleven-month customer care home visits. On-site customer care personnel coordinate with TradePartners® to service the homes.

We record a reserve of approximately 1.0% to 2.0% of the home sales price to cover warranty and customer service expenses, although this allowance is subject to adjustment in special circumstances. Our historical experience has been warranty and customer service expenses generally fall within this allowance. We believe our reserves are adequate to cover the ultimate resolution of potential liabilities associated with known and anticipated warranty and customer service related claims.

Insurance Coverage

We obtain workers compensation insurance, commercial general liability insurance, and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third party insurance providers. Policies covering these items are written at various coverage levels but include a self-insured retention or deductible ranging from $0.5 million to $15.0 million, depending on the layer. We typically procure general liability, workers compensation and completed operations insurance from affiliated entities to insure these retentions or deductibles, plus excess layers above the third party limits. See “Item 13: Certain Relationships and Affiliate Transactions, and Director Independence —Transactions with Unconsolidated Joint Ventures and Other Shea Family Owned Companies — Supplemental Insurance Coverage and PIC Transaction.”

We require TradePartners® to be insured for work on our communities for workers compensation, commercial general liability and completed operations losses and damages, and many of our TradePartners® carry this insurance through our “rolling wrap-up” insurance program, where our risks and the risks of participating TradePartners® on our projects are insured through a set of master policies.

Competition and Market Factors

Development and sale of residential properties is highly competitive and fragmented. We compete for sales with many large and small homebuilders, including homebuilders with national operations, based on various interrelated factors, including location, reputation, amenities, design, quality and price. We also compete for sales with existing home sales and rental housing.

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

Government Regulation and Environmental Matters

The homebuilding industry is subject to extensive and complex regulations. We and our TradePartners® must comply with various federal, state and local laws and regulations, including zoning, density and development requirements and building, environmental, advertising and real estate sales rules and regulations. These requirements affect the development process, materials and designs of our properties. Moreover, we are dependent on state and local authorities to issue permits and other approvals to complete our projects. The time to obtain these permits and other approvals impacts our carrying costs. The effectiveness of granted permits is subject to changes in policies, rules and regulations and their interpretation and application.

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

We typically conduct environmental due diligence reviews prior to acquisition of land. Prior to development, we perform an appropriate level of site planning for each community, which may include design and implementation of storm water management plans, wetlands delineation and mitigation plans, perennial stream flow determinations, erosion and sediment control plans and archeological, cultural and endangered species surveys. We may be required to obtain permits or other approvals for our operations, particularly in environmentally sensitive areas, such as wetlands. Infrastructure projects impacting public health and the environment, such as construction of drain fields or connection to public sewer lines, and drilling of wells or connection to municipal water supplies, may be subject to inspection and approval by local authorities. We also could incur cleanup costs and obligations with respect to environmental conditions at our communities, including, under some environmental laws, conditions resulting from operations of prior owners or operators, or at properties where we, or others, have disposed of wastes. Although no assurances can be given, we are not aware of obligations or liabilities arising from environmental conditions in any of our existing communities that are likely to be material or adversely impact us.

Employees

At December 31, 2014, we employed 668 people, including 330 management, office and administrative staff, 125 sales personnel and 213 construction personnel. No employees are covered by collective bargaining agreements. Employees of certain TradePartners® are represented by labor unions or are subject to collective bargaining arrangements. We believe relations with our employees and TradePartners® are satisfactory.

Business Segment Financial Data

For business segment financial data, please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as Note 18 to our consolidated financial statements.

Availability of Reports

This annual report on Form 10-K and each of our subsequent quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments, are available free of charge on our website, www.sheahomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information contained on our website is not incorporated by reference into this report and should not be considered part of this report. In addition, the SEC website contains reports and other information about us at www.sec.gov.

ITEM 1A. RISK FACTORS

The discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below. They describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As used below, the term “notes” and “Secured Notes” refers to the outstanding 8.625% Senior Secured Notes, due 2019, issued by Shea Homes Limited Partnership and Shea Homes Funding Corp. and guaranteed by certain of our subsidiaries.

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

The homebuilding industry is cyclical and is significantly affected by industry and local, regional and national economic conditions, including changes in:

•	employment and wage levels;

•	availability of financing for homebuyers;

•	interest rates;

•	consumer confidence;

•	levels of new and existing homes for sale;

•	demographic trends;

•	housing demand; and

•	government policies.

These changes may occur on a national scale or may acutely affect some of the local regions or markets where we operate more than others. When adverse conditions affect any of our larger markets, they could have a proportionately greater impact on us than on other homebuilding companies that have a smaller presence in such markets. Our operations in previously strong markets, particularly California and Arizona, have adversely affected our results of operations disproportionately compared to our other markets in the latest downturn.

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

In 2014, the housing market continued to improve from the most recent housing downturn. This recovery, which began in 2012, was primarily attributable to improved demand for homes, low inventories of homes available for sale and generally healthy and improving economic and demographic factors. Recent housing demand has been supported by population and household formation growth, as well as affordability largely attributable to low mortgage loan interest rates and increased consumer confidence. However, the performance of individual housing markets varied during the year, with home sales volume and selling price appreciation differing across markets due to, among other things, different levels of employment growth, unemployment rates and consumer confidence, and varying levels of new and existing home inventories available for sale.

We expect such unevenness in housing market conditions will continue in 2015 and beyond, whether or not this housing recovery progresses and prevailing conditions in various housing markets and submarkets will fluctuate. These fluctuations may be significant and unfavorable in 2015 and future periods, and may include a softening or sustained deterioration of home sales activity and/or selling prices, which could be more pronounced in the markets where we operate. Additionally, while some of the negative factors contributing to the housing downturn appear to have subsided, several remain and others could return and, collectively, could intensify to inhibit future improvement in housing market conditions in 2015 and beyond. A housing or economic relapse or recession would have a material adverse effect on our business, financial condition and results of operations.

Our ability to respond to any downturn is limited. Numerous home mortgage foreclosures during the recent downturn increased supply and drove down prices, making the purchase of a foreclosed home an attractive alternative to purchasing a new home. Homebuilders responded to declining sales and increased cancellation rates with significant concessions, including incentives, further adding to the price declines. With the decline in the value of homes and the inability of many homeowners to make their mortgage payments, the credit markets were significantly disrupted, putting strains on many households and businesses. These conditions could return if there is a weakening economy and housing market.

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

Although there has been some improvement and a general increase in housing prices over the past three years, the mortgage lending and mortgage finance industries experienced significant instability during the recent housing downturn, beginning with increased defaults on subprime loans and other nonconforming loans followed by a surge in defaults in the broader mortgage loan market. This in turn resulted in a decline in the market value of many mortgage loans and related securities. Lenders, regulators and others questioned the adequacy of lending standards and other credit requirements for many loan products and programs offered in recent years. Credit requirements have tightened, and investor demand for mortgage loans and mortgage-backed securities has declined. The deterioration in credit quality has caused most lenders to stop offering subprime mortgages and other loan products that are not eligible for sale to Fannie Mae or Freddie Mac or loans that do not meet Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) requirements. Fewer loan products, changes in conforming loan limits, tighter loan qualifications, higher down payments and a reduced willingness of lenders to provide loans make it more difficult for buyers to finance the purchase of homes. These factors have served to reduce the pool of qualified homebuyers and made it more difficult to sell to entry-level and move-up buyers who historically made up a substantial part of our customers. These reductions in demand have adversely affected our business, financial condition and results of operations over the past several years, and the duration and severity of their effects are uncertain.

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

Most customers finance their home purchases through lenders providing mortgage financing. Increases in interest rates could lower demand for new homes because the mortgage costs to potential homebuyers would increase. Even if potential new homebuyers do not need financing, changes in interest rates could make it difficult to sell their existing homes to potential buyers who need financing. This could prevent or limit our ability to attract new customers and fully realize our backlog in delivering homes because our sales contracts generally include a financing contingency which permits buyers to cancel their sales contracts if mortgage financing is unobtainable within a specified time. This contingency period is typically 30 to 60 days following the date of execution of the sales contract. Exposure to such financing contingencies renders us vulnerable to changes in prevailing interest rates.

Cancellations of home sales orders in backlog may increase as homebuyers choose to not honor their contracts.

For the years ended December 31, 2014, 2013 and 2012, our cancellation rate as a percentage of home sales orders was 16%, 15% and 15%, respectively. We experienced elevated rates of sales order cancellations from 2006 through 2008. We believe the elevated cancellation rates during this period were largely a result of reduced homebuyer confidence, due principally to continued price declines, growth in foreclosures, continued high unemployment and the fact that homebuyer deposits are generally a small percentage of the purchase price. A more restrictive mortgage lending environment since 2008 and the inability of some buyers to sell their existing homes has also impacted cancellations. Many of these factors are beyond our control, and it is uncertain whether they will cause cancellation rates to rise in the future.

Home prices and demand in California, Arizona, Colorado, Washington, Nevada, Texas, Florida, North Carolina and Virginia have a large impact on our results of operations because we conduct our homebuilding business in these states.

Our operations are concentrated in regions that were among some of the most severely affected by the recent economic downturn. We conduct our homebuilding business in California, Arizona, Colorado, Washington, Nevada, Texas, Florida, North Carolina and Virginia. Home prices and sales in these states have declined significantly since 2006 and, while improving, these states, particularly California, have experienced some economic challenges in recent years, including elevated levels of unemployment and precarious budget situations in state and local governments. These conditions may materially adversely affect the market for our homes in those areas. Declines in home prices and sales in these states also adversely affect our financial condition and results of operations.

Inflation could adversely affect our business, financial condition and results of operations.

Inflation can adversely affect us by increasing costs of land, materials and labor. We are currently experiencing a significant increase in the cost of labor and materials to construct our homes. In addition, with rising home prices, land prices have increased. We may be unable to offset these increases with higher sales prices. In addition, inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In such an environment, we may be unable to raise home prices sufficiently to keep up with the rate of cost inflation and, accordingly, our margins could decrease. Moreover, with inflation, the purchasing power of our cash resources can decline. Efforts by the government to stimulate the economy may not be successful, but have increased the risk of significant inflation and its resulting adverse effect on our business, financial condition and results of operations.

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

The homebuilding industry is highly competitive. Homebuilders compete not only for homebuyers, but also for desirable land, financing, raw materials and skilled labor. We compete with other local, regional and national homebuilders, often within larger subdivisions designed, planned and developed by such homebuilders and developers. We also compete with existing home sales, foreclosures and rental properties. In addition, some competitors may have greater financial, marketing and sales resources with the ability to compete more effectively. New competitors may also enter our markets. These competitive conditions in the homebuilding industry can result in:

•	fewer sales;

•	lower selling prices;

•	increased selling incentives;

•	lower profit margins;

•	impairments in the value of inventory and other assets;

•	difficulty in acquiring suitable land, raw materials and skilled labor at acceptable prices or terms; or

•	delays in home construction.

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

Competitive bidding helps control labor and building material costs. With the improvement of the real estate market, a trend of increasing costs for material and labor has emerged in our markets. An increase in costs without an increase in selling prices of our homes could adversely affect our financial condition and results of operations.

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

As a homebuilder, we are subject to home warranty and construction defect claims and other claims arising in the ordinary course of business. As a consequence, we maintain liability insurance in the form of a “rolling wrap-up” insurance program which insures both us and, in some markets, our TradePartners®. We also record customer service and warranty reserves for the homes we sell based on our historical experience in our markets and our judgment of the qualitative risks associated with the types of homes built. Because of the uncertainties inherent in these matters, we cannot provide assurance that, in the future, our insurance coverage and reserves will be adequate to address all warranty and construction defect claims.

Costs of insuring against construction defect liability claims are high, and the amount and scope of coverage offered by insurance companies at acceptable rates is limited. The scope of coverage may continue to be limited, become further restricted, more costly, disputed or a combination of the above.

Aggressive marketing/solicitation efforts from plaintiff construction defect lawyers, anti-builder legislation and case law, and decreases in home values as a result of general economic conditions can result in an increase in construction defect claims. Our insurance may not cover all of the claims arising from such issues, or such coverage may become prohibitively expensive. Notwithstanding, our annual policy limits presently are $50.0 million per occurrence and $50.0 million in the aggregate, a portion of which is insured through affiliate insurance companies, who may reinsure our policy limits from time to time. If we are unable to obtain adequate insurance against these claims, we may experience litigation costs and losses that could adversely affect our financial condition and results of operations. Even if we are successful in defending such claims, we may incur significant costs.

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

Furthermore, a builder’s ability to recover against an insurance policy depends upon the continued solvency and financial strength of the insurance carrier issuing the policy, as well as the insurance carrier’s willingness to honor the policy. The states where we build homes typically limit property damage claims resulting from construction defects to those arising within a ten-year period from close of escrow. To the extent any carrier providing insurance coverage to us or our TradePartners® becomes insolvent or experiences financial difficulty, or disputes coverage, we may be unable to recover on those policies, which could adversely affect our financial condition and results of operations.

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

Historically, our goals for the ownership and control of land were based on management’s expectations for future volume growth. In light of weak market conditions that persisted from 2006 through early 2012, we significantly reduced purchases of undeveloped land and land development spending, and made substantial land sales to reduce inventory to better align with the then reduced rate of production. We also terminated certain land option contracts and wrote off earnest money deposits and pre-acquisition costs related to these option contracts. While housing market conditions have improved, future market conditions are uncertain and we cannot provide assurance we will be successful in managing future inventory risks or avoiding future impairment charges. We could be limited in the amount of land we can dispose of and, therefore, our cash inflows attributable to land sales may decline.

Also, use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At a consolidated homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at December 31, 2014, was $27.4 million, which is less than their estimated market value. These water system connection rights are held, then transferred to homebuyers upon delivery of their home, transferred upon the sale of land to the respective buyer, sold or leased, but generally only within the local jurisdiction. The risks inherent in purchasing, controlling or holding these water system connection rights are substantial and increase as consumer demand for housing decreases. The value of these water system connection rights and their marketability can also fluctuate from changing market conditions. If the fair market value of these water system connection rights decreases, we may be required to reduce their carrying value, which could adversely affect our financial condition and results of operations.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners, including land we own, and/or homeowners following the delivery of new homes in the community. Occasionally, we also enter into credit support arrangements requiring us to pay interest and principal on these bonds if taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate tax and assessment revenues from the new homes.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on landowners and/or homeowners.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant. In addition, if bond proceeds or tax and assessment revenues are not sufficient to cover our obligations and/or reimburse us, the amounts might not be recoverable, which could adversely affect our financial condition and results of operations.

Our consolidated financial statements could be adversely affected if we are unable to obtain performance bonds.

In the course of developing our communities, we are often required to provide to various municipalities and other government agencies performance bonds and/or letters of credit to secure the completion of certain improvements in our communities such as roads, sewers, water systems and other utilities, and to support similar development activities by certain of our unconsolidated joint ventures. Our ability to obtain such bonds or letters of credit and the cost to do so depend on our credit rating, overall market capitalization, available capital, past operational and financial performance, management expertise and other factors, including surety and housing market conditions and the underwriting practices and resources of performance bond issuers. If we are unable to obtain performance bonds and/or letters of credit when required or the cost of operational restrictions or conditions imposed by issuers to obtain them increases significantly, we may not be able to develop, or we may be significantly delayed in developing, a community or communities and/or we may incur significant additional expenses and, as a result, our consolidated financial statements, cash flows and/or liquidity could be materially and adversely affected.

We continue to consider growth or expansion of our operations, which could have a material adverse effect on our financial condition and results of operations.

If the housing market continues to remain healthy, we will consider opportunities for growth, primarily within our existing markets, but also in new markets. Historically, our strategy has been to enter new markets using our existing brands, rather than the acquisition of existing homebuilding companies. Because we typically do not acquire existing homebuilders when entering a new market, we do not have the advantage of the experience and goodwill of an established homebuilding company. As a result, we incur substantial start-up costs in establishing our operations in new markets, and we may not be successful in taking operations in new markets from the start-up phase to profitability. If we are not successful in making operations in new markets profitable, we may not be able to recover our investment, which could adversely affect our financial condition and results of operations.

In addition, growth of our business, either through increased land purchases or development of larger projects, may have a material adverse effect on our financial condition and results of operations. Any expansion of our business into new markets could divert the attention of senior management from our existing business and could fail due to our relative lack of experience in those markets. In addition, while we do not currently intend to acquire any homebuilding operations from third parties, opportunities may arise in the future, and any acquisition could be difficult to integrate with our operations and could require us to assume unanticipated liabilities or expenses.

Our business is seasonal in nature and quarterly operating results can fluctuate.

Our quarterly operating results generally fluctuate by season. We typically experience the highest home sales orders in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of community openings and other market factors. Since it typically takes three to seven months to construct a new home, we deliver more homes in the second half of the year as spring and summer home sales orders convert to home deliveries. Because of this seasonality, construction costs and related cash outflows are historically highest from April to October, and the majority of cash receipts from home deliveries occur during the second half of the year. If, due to construction delays or other causes, we cannot deliver our expected number of homes in the second half of the year, our financial condition and full year results of operations may be adversely affected.

We may be adversely affected by weather conditions and natural disasters.

Weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, snow storms, landslides, wildfires, volcanic activity, droughts and floods can harm our homebuilding business and delay home deliveries, increase the cost or availability of materials or labor, or damage homes under construction. In addition, the climates and geology of many of the states where we operate present increased risks of adverse weather or natural disasters. In particular, a large portion of our homebuilding operations are concentrated in California, which is subject to increased risk of earthquakes. Any such event or any business interruption caused therefrom could have a material adverse effect on our business, financial condition and results of operations.

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

We believe our senior management’s experience in the homebuilding industry and tenure with us are competitive strengths, and our success depends upon our ability to retain these executives. In addition, we believe our ability to attract, train, assimilate and retain new skilled personnel is important to our success. If we are unable to retain senior management and certain key employees, particularly lead personnel in our markets, as well as our senior corporate officers, or attract, train, assimilate or retain other skilled personnel, it could hinder the execution of our business strategy. Competition for qualified personnel in our markets is intense, and it could be difficult to find experienced personnel to replace our employees, many of whom have significant homebuilding experience. Furthermore, a significant increase in our active communities would necessitate hiring a significant number of field construction and sales personnel, who may be in short supply in our markets.

Information technology failures and data security breaches could harm our business.

We use information technology and other computer resources to carry out important operational and marketing activities, as well as maintain our business records. Many of these resources are provided to us and/or maintained on our behalf by third party service providers pursuant to agreements that specify certain security and service level standards. Although we and our service providers employ what we believe are adequate security, disaster recovery and other preventative and corrective measures, our ability to conduct our business may be impaired if these resources are compromised, degraded, damaged or fail, whether due to a virus or other harmful circumstance, intentional penetration or disruption of our information technology resources by a third party, natural disaster, hardware or software corruption or failure or error (including a failure of security controls incorporated into or applied to such hardware or software), telecommunications system failure, service provider error or failure, intentional or unintentional personnel actions (including the failure to follow our security protocols), or lost connectivity to our networked resources. A significant and extended disruption in the functioning of these resources could impact our ability to conduct business and damage our reputation, which could cause us to lose customers, sales and revenue, result in the unintended public disclosure or the misappropriation of proprietary, personal and confidential information (including information about our homebuyers and business partners), and require us to incur significant expense to address and resolve these kinds of issues. The release of confidential information may also lead to litigation or other proceedings against us by affected individuals, business partners and/or by regulators, and the outcome of such proceedings, which could include penalties or fines, could have a material and adverse effect on our consolidated financial statements. In addition, the costs of maintaining adequate protection against such threats, depending on their evolution, pervasiveness, frequency and/or government-mandated standards or obligations regarding protective efforts, could be material to our consolidated financial statements.

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

We assist customers with finding homeowners’ insurance through Shea Insurance Services, Inc., a wholly owned subsidiary of Shea Homes, Inc. (“SHI”). Through Shea Mortgage, an affiliate within the Shea Family Owned Companies but not a subsidiary of SHLP or consolidated in its financial statements, we are also able to offer mortgage origination options for our customers, helping us to ensure they secure financing for their home purchases. Our homebuilding operations sometimes offer financial incentives to our homebuyers to use Shea Mortgage in accordance with applicable laws. In addition to the financial benefits accruing to Shea Mortgage from these mortgage originations, the homebuilding operations are able to better manage the inventory of homes under construction and the closing process, as well as prequalify our homebuyers as a result of this affiliate arrangement. The homebuyers are not required to use Shea Mortgage as the homebuyer’s lender. Each homebuyer may select any lending institution of his or her choice for the purpose of securing mortgage financing and is not in any way limited to obtaining financing from Shea Mortgage.

These financial services operations are subject to federal, state and local laws and regulations. There have been numerous proposed and adopted changes in these regulations as a result of the housing downturn. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act (H.R.4173) was signed into law, which has and will continue to have, a significant impact on the regulation of the financial services industry, including new standards related to regulatory oversight of systemically important financial companies, derivatives transactions, asset-backed securitization, mortgage underwriting and consumer financial protection. Among other things, this legislation provides for a number of new requirements relating to residential mortgage lending practices, many of which are to be developed further by implementing rules. These include, among others, minimum standards for mortgages and lender practices in making mortgages, the definitions and parameters of a Qualified Mortgage and a Qualified Residential Mortgage, future risk retention, limitations on certain fees, retention of credit risk, prohibition of certain tying arrangements and remedies for borrowers in foreclosure proceedings. The effect of such provisions on our financial services business will depend on the rules that are ultimately enacted. In addition, we cannot predict what similar changes to, or new enactments of, statutes and regulations pertinent to our financial services operations will occur. Any such changes or new enactments could have a material adverse effect on our financial condition and results of operations.

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

In addition, we use letters of credit and surety bonds to secure our performance under various construction and land development agreements, escrow agreements, financial guarantees and other arrangements. Should our future performance or economic conditions make such letters of credit and surety bonds costly or difficult to obtain or lead to our being required to collateralize such instruments to a greater extent than previously, our business, financial condition and results of operations could be adversely affected.

We have a significant number of contingent liabilities, including obligations relating to local government bond financing programs, and if any are satisfied by us, it could have a material adverse effect on our financial condition and results of operations.

At a consolidated homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at December 31, 2014, was $27.4 million, which is less than their estimated market value. These water system connection rights are held, then transferred to homebuyers upon delivery of their home, transferred upon the sale of land to the respective buyer, sold or leased, but generally within the local jurisdiction. The risks inherent in purchasing, controlling or holding these water system connection rights are substantial and increase as consumer demand for housing decreases. The value of these water system connection rights and their marketability can also fluctuate from changing market conditions. If the fair market value of these water system connection rights decreases, we may be required to reduce their carrying value, which could adversely affect our financial condition and results of operations.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners, including land we own, and/or homeowners following the delivery of new homes in the community. Occasionally, we also enter into credit support arrangements requiring us to pay interest and principal on these bonds if taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At December 31, 2014 and December 31, 2013, in connection with credit support arrangements, there was $10.9 million and $8.6 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on landowners and/or homeowners. At December 31, 2014 and December 31, 2013, in connection with certain funding arrangements, there was $14.0 million and $13.1 million, respectively, reimbursable to us from certain agencies, including $12.8 million and $11.9 million, respectively, from metro-districts in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant. In addition, if bond proceeds or tax and assessment revenues are not sufficient to cover our obligations and/or reimburse us, these amounts might not be recoverable, which could adversely affect our financial condition and results of operations.

In 2009, we filed a petition with the United States Tax Court (the “Tax Court”) regarding our tax filing position on the completed contract method of accounting (“CCM”) for homebuilding operations. Although we received a favorable ruling on February 12, 2014, which permits us to continue use of the CCM for tax purposes (the “Tax Court Decision”), on July 15, 2014, the Tax Court Decision was appealed by the U.S. Internal Revenue Service (the “IRS”) in the U.S. Court of Appeals for the Ninth Circuit (the “Court of Appeals”). If the Tax Court Decision is overturned in whole or in part, we could be obligated to pay the IRS, applicable state taxing authorities and/or make distributions to the Partners for their respective amounts owed, which could adversely affect our financial condition and results of operations (see Note 13 to our consolidated financial statements).

We have other contingent liabilities typical to the homebuilding industry. For further discussion, see Note 16 to our consolidated financial statements.

The indenture governing our notes and our revolving credit facility do, and agreements governing our future indebtedness may, contain covenants that could adversely affect our ability to operate our business, as well as significantly affect our financial condition, and therefore could adversely affect our results of operations.

The indenture governing our notes and revolving credit facility contain covenants that prohibit or restrict certain activities, such as:

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

These covenants, among other things, limit our ability to grant certain liens to support indebtedness, to invest in joint venture transactions and merge or sell assets in connection with our business. This in turn could adversely affect our ability to finance our operations or capital needs or engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial. In particular, restrictions on our ability to enter into joint venture transactions may limit our ability to undertake new large scale master-planned development opportunities, including developments of our homes under the Trilogy brand, and may thereby adversely affect our growth and results of operations. In addition, these covenants may restrict our ability to meet capital commitments under our joint venture agreements, including obligations to remargin joint venture loans, which may result in our ownership interests in the corresponding joint ventures being reduced or eliminated.

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

We conduct certain operations through unconsolidated joint ventures with independent and affiliated parties in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

We conduct certain operations through a number of unconsolidated homebuilding and land development joint ventures with independent and affiliated parties in which we do not have a controlling interest. At December 31, 2014, we had net capital investment and loan advances of $42.5 million in these unconsolidated joint ventures and guaranteed, on a joint and several basis, $55.7 million of outstanding liabilities for projects under development by these unconsolidated joint ventures. In addition, we may issue letters of credit under our revolving credit facility as credit support for liabilities of our unconsolidated joint ventures.

Our investments in the unconsolidated joint ventures involve risks and are highly illiquid, and their success depends in part on our joint venture partners’ performance, which can be impacted by their financial strength and other factors. There are a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures and, as market conditions become more challenging, it may be difficult or impossible to obtain financing for our unconsolidated joint ventures on commercially reasonable terms. Due to tighter credit markets, financing for newly created unconsolidated joint ventures has been difficult to obtain. In addition, since we lack a controlling interest in our unconsolidated joint ventures, we are usually unable to require these unconsolidated joint ventures to sell assets or return invested capital, make additional capital contributions, or take other actions without the vote of at least one other venture partner. Therefore, absent partner agreement, we may be unable to liquidate our unconsolidated joint ventures investments to generate cash.

Our substantial debt could adversely affect our financial condition and results of operations.

We have substantial debt. At December 31, 2014, the total principal amount of our debt was $761.4 million. In addition, we have contingent liabilities which could affect our business.

Our debt and contingent liabilities could have important consequences for the holders of our notes, including:

•	making it more difficult for us to satisfy obligations with respect to our notes;

•	increasing vulnerability to adverse economic or industry conditions;

•	limiting our ability to obtain additional financing to fund capital expenditures and acquisitions, particularly when the availability of financing in the capital markets is limited;

•	requiring a substantial portion of cash flows from operations for the payment of interest on our debt and reducing our ability to use cash flows to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting flexibility in planning for, or reacting to, changes in our business and the industry where we operate; and

•	placing us at a competitive disadvantage to less leveraged competitors.

We may incur additional indebtedness, which indebtedness might rank equal to our notes or the guarantees thereof.

Despite our indebtedness, we and our subsidiaries may be able to incur significant additional indebtedness, including secured indebtedness, in the future, including under our revolving credit facility, which is secured on a pari-passu basis with our notes but will have the benefit of payment priority upon enforcement against the collateral. Although the indenture governing our notes contains restrictions on our and our subsidiaries’ ability to incur additional indebtedness, these restrictions are subject to qualifications and exceptions, and, under certain circumstances, the indebtedness incurred in compliance with such restrictions could be substantial and certain of this indebtedness may be secured by the same collateral securing our notes, and the respective guarantees thereof. If new indebtedness is added to our and our subsidiaries’ debt levels, the related risks that we and the note guarantors face would be increased, and we may not be able to meet all our debt obligations, including repayment of our notes, in whole or in part. If we incur any additional debt that is secured on an equal and ratable basis with our notes or the guarantees thereof, the holders of that debt will be entitled to share ratably with the holders of our notes in any proceeds distributed in connection with any enforcement against the collateral or an insolvency, liquidation, reorganization, dissolution or other winding-up of the applicable note issuer or guarantor. This may have the effect of reducing the amount of proceeds paid to holders of our notes.

We could be adversely affected by negative changes in our credit ratings.

Our ability to access capital on favorable terms is a key factor in our ability to service our debt and fund our operations. Downgrades to our credit ratings and negative changes to the outlook for such credit ratings have in the past required and, may in the future require, significant management time and effort to address. Such changes in the past have made it difficult and costly for us to access debt capital and engage in other ordinary course financing transactions relating to our new developments. Any future adverse action by any of the principal credit agencies may exacerbate these difficulties.

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

Other Risks

We have a significant number of affiliates with whom we have entered into many transactions. Our relationship with these entities could adversely affect us.

We are part of the Shea Family Owned Companies, which are operated in four major groups: homebuilding, heavy construction, venture capital, and commercial property development and management. Though our business forms the core of the homebuilding group, we have historically entered into many transactions with other Shea Family Owned Companies which are not part of the homebuilding group. These transactions range from management and administrative-related matters to joint ventures, transfers of assets and financial guarantees and other credit support arrangements. We are currently party to many such affiliate transactions. In the future, we will continue to be party to many of the affiliate transactions currently in existence, and it is likely we will enter into new affiliate transactions.

The homebuilding group of the Shea Family Owned Companies, which is operated largely through us, has been operated as an independent business without credit support from the other Shea Family Owned Companies since 2011. If we are unable to continue to operate without such credit support, it could materially adversely affect our business, financial condition and results of operations. In addition, though we do not expect to receive new credit support from other Shea Family Owned Companies, we will still depend on our affiliates to provide us with certain management and administrative services. If these affiliates become unable to provide us with such services, we could incur significant additional costs to obtain them through other means due to lost efficiencies.

Until August 2011, one of our affiliates, JFSCI, provided us with centralized cash management services. As part of this function, we engaged in affiliate transactions and monetary transfers to settle amounts owed. The resultant accounts receivables and payables from these transfers were paid monthly. In August 2011, we ceased our participation in the centralized cash management service and began to perform the function independently.

Although the indenture governing our notes contains a covenant limiting transactions with affiliates, this covenant has a number of significant exceptions and, in any case, does not prohibit transactions with affiliates but only requires they be on arm’s length terms. In particular, with respect to transactions involving the transfer of real property to an affiliate, we are required to obtain three third party independent estimates of the value of such real property when the transaction involves consideration exceeding $10.0 million. With respect to all other affiliate transactions, we are required to obtain an independent third party fairness opinion in connection with transactions involving consideration exceeding $5.0 million.

Finally, though the current intention with respect to the Shea Family Owned Companies is to create four independent businesses that do not provide credit support to each other, it is possible the homebuilding group would be adversely affected by future financial and other difficulties arising with respect to the heavy construction, venture capital or commercial property group. For example, if any of the Shea Family Owned Companies not a part of the homebuilding group requires financial support, it is likely the attention and financial resources of the Shea family members could be diverted from us and toward the business in need of additional support. Moreover, if any of the Shea Family Owned Companies becomes subject to a bankruptcy, liquidation or similar proceeding, such proceeding could have a substantial effect on our business. It is possible that, among other consequences:

•	any existing affiliate transaction could be terminated, resulting in our inability to access needed services;

•	prior affiliate transactions could be examined and set aside, resulting in our liability to the bankruptcy or liquidation estate; and

•	such Shea Family Owned Company could be sold to an unrelated buyer, resulting in a loss of any synergies from which we benefit as a member of the Shea Family Owned Companies.

The families and family trusts that own our equity interests may have interests different from yours.

Entities directly or indirectly owned by the Shea family beneficially own substantially all of the equity interests in SHLP. As a result, members of the Shea family have the ability to control SHLP and, except as otherwise provided by law or our organizational documents, to approve or disapprove matters that may be submitted to a vote of SHLP’s Partners. Each director of J.F. Shea Construction Management, Inc., our ultimate general partner, is a member of the Shea family or an employee of other Shea Family Owned Companies. We have been advised that Shea family members do not currently plan to appoint any nonaffiliated or independent directors.

Our ownership group and their affiliates operate businesses using the Shea Homes brand that derive revenue from homebuilding and land development, including Shea Homes North Carolina, which are not owned by SHLP. We do not receive any brand licensing or sales revenue from these affiliated businesses, although in certain circumstances we provide them with management and administrative services. Certain of these affiliated entities have also engaged, and will continue to engage, in transactions with us. Shea Mortgage derives revenue from loan fees paid by our customers. Shea Properties LLC (“SPLLC”) develops commercial properties that are sometimes built on land purchased from us, and we develop properties on land that is sometimes purchased from SPLLC. In the future, we may enter into other agreements with affiliates of SPLLC. Shea family members comprising our ownership group are not restricted from engaging in homebuilding or land development activities through independent entities.

The interests of our limited partners and owners of J.F. Shea Construction Management, Inc. could conflict with interests of our note holders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders might conflict with the interests of our note holders. In addition, our owners may have interests in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their investments, even though such transactions might involve risks to our note holders. Furthermore, our owners currently own, and may in the future own, businesses which may operate under the Shea Homes brand and directly compete with our business. In addition, although the indenture governing our notes contains a covenant limiting transactions with affiliates, this covenant has a number of significant exceptions and, in any case, does not prohibit transactions with affiliates but only requires they be on arm’s length terms. No owner has any obligation to provide us with any additional debt or equity financing.

The IRS can challenge our income and expense recognition methodologies. If we are unsuccessful in supporting or defending our positions, we could become subject to a substantial tax liability from previous years.

In the normal course of business, we are audited by federal, state and local authorities regarding income tax matters. Significant judgment is required to determine our provision for income taxes and our liabilities for federal, state, local and other taxes. Any changes as a result of IRS and state audits could have a material adverse effect on our income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on our results of operations, financial position and/or cash flows for such period.

Since 2002, SHLP and SHI used the CCM to determine when to recognize taxable income or loss with respect to the majority of their respective homebuilding operations. Federal law allows homebuilders like SHLP and SHI to defer taxable income/loss recognition from their homebuilding operations until the tax year in which the contracts are substantially complete, rather than annually based on the percentage of completion method. The IRS objected to SHLP’s and SHI’s use of the CCM and assessed a tax deficiency against them, contending they did not accurately and appropriately apply the relevant U.S. Treasury Regulations in calculating their respective homebuilding projects’ income/loss pursuant to the CCM for years 2004 through 2008, and years 2003 through 2008, respectively. SHLP and SHI believe their use of the CCM complies with the relevant regulations and filed a petition in 2009 with the Tax Court to contest the notice of deficiency and to challenge the IRS position. On February 12, 2014, the Tax Court ruled in our favor, issuing the Tax Court Decision on April 21, 2014. Pursuant to the ruling, we are permitted to continue to report income and loss from the delivery of homes using the CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Partners or us. The IRS has appealed the Tax Court Decision to the Court of Appeals. We and the IRS have each filed briefs and the IRS is entitled to file a reply brief, which is due to be filed no later than March 2015. The Court of Appeals will schedule oral argument after briefing is completed; we cannot predict when it will schedule the argument or issue its decision.

If the Tax Court Decision is overturned in whole or in part, SHLP and SHI would be required to recognize income for prior years that would otherwise be deferred until future years. With respect to SHI, this earlier recognition of income could result in a tax liability of up to $74 million (federal and state income taxes inclusive of interest). With respect to SHLP, the earlier recognition of income could result in the Partners incurring an additional tax liability of up to $134 million (federal and state income taxes inclusive of interest) for the years at issue, and SHLP would be required to make a distribution to the Partners to pay a portion of such tax liability. The indenture governing the notes restricts SHLP’s ability to make distributions to the Partners pursuant to an agreement which requires SHLP to distribute cash payments to the Partners for taxes incurred by such Partners (or their direct or indirect holders) for their ownership interest in SHLP (the “Tax Distribution Agreement”) in excess of an amount specified by the indenture (such maximum amount of collective distributions referred to as the “Maximum CCM Payment”), unless SHLP receives a cash equity contribution from JFSCI for such excess or unless we use some of our capacity under the indenture governing the notes to make restricted payments. The initial Maximum CCM Payment is $70.0 million, which amount will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of the CCM and payments made by SHLP on certain guarantee obligations permitted in the indenture. Such potential additional taxes imposed on SHI and tax distributions by SHLP may have a material adverse effect on the financial condition and results of operations of SHI and SHLP, respectively, which could compromise our ability to service our debt, including our notes.

Under our Tax Distribution Agreement, we are required to make distributions to our equity holders from time to time based on their ownership in SHLP, which is a limited partnership and, under certain circumstances, those distributions may occur even if SHLP does not have taxable income.

Under our Tax Distribution Agreement, SHLP is required to make cash distributions to the Partners (or their direct or indirect holders) for taxable income allocated to them in connection with their ownership interests in SHLP. In addition, SHLP will be required under the Tax Distribution Agreement to provide tax distributions to the Partners (or their direct or indirect holders) for any additional taxable income allocated to them as a result of any audit, tax proceeding or tax contest arising from or in connection with any tax position taken by SHLP (or any entity treated as a “pass-through” entity under U.S. federal income tax principles in which SHLP has an ownership interest). If any audit, proceeding or contest in connection with years prior to 2011 (including those related to the CCM) ultimately results in an increase in taxable income allocated to the Partners, or any disallowance of losses or deductions previously allocated to the Partners, then we would be required to make additional tax distributions to them, even if the audit, proceeding or contest resulted in a reduction of a tax loss previously allocated for such period and no taxable income had been previously allocated to them for such period or would be so allocated after such reduction. Any distribution under the Tax Distribution Agreement could have a material adverse effect on our business, financial condition and results of operations, which could compromise our ability to service our debt, including our notes.

Decreases in the market value of our investments in marketable securities could have an adverse impact on our results of operations.

We have investments in marketable securities, money market funds and other short-term investments, of which the market value is subject to changes. Furthermore, during periods of financial stress, values of money market and short-term securities funds have come under pressure. Decreases in the market value in these investments could adversely affect our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease 144,118 square feet of office space in various locations from affiliates and unrelated parties. All rents were at market rates at the time of lease execution. At December 31, 2014, we have satellite offices in Corona, California; Livermore, California; San Diego, California; Scottsdale, Arizona; Highlands Ranch, Colorado; and Houston, Texas. Subsequent to December 31, 2014, we entered into a new lease agreement and will move our operations from Corona, California to Irvine, California. The total square footage leased from affiliates is 82,188 and comprises offices in Livermore, San Diego and Highlands Ranch. Our corporate office is in Walnut, California, approximately 35 miles east of Los Angeles, California. JFSCI leases this office from an affiliate and SHLP bears 61.0% of its total cost. For information about land owned or controlled by us for use in our homebuilding activities, see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Homebuilding Operational Data—Land and Homes in Inventory.”

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

In 2009, we filed a petition with the Tax Court regarding our tax filing position on the CCM for homebuilding operations. Although the Tax Court Decision permits us to continue use of the CCM for tax purposes, on July 15, 2014, the Tax Court Decision was appealed by the IRS to the Court of Appeals. If the Tax Court Decision is overturned in whole or in part, we could be obligated to pay the IRS, applicable state taxing authorities and/or make distributions to the Partners for their respective amounts owed, which could adversely affect our financial condition and results of operations (see Note 13 to our consolidated financial statements).

On or around October 10, 2014, SHI was named as a defendant in an action entitled Aamodt v. Shea Homes, Inc., Case No. 14-cv-01566, filed in the U.S. District Court for the Western District of Washington. The plaintiffs in the matter purported to bring a claim seeking an undisclosed monetary recovery for alleged construction defects under Washington’s Consumer Protection Act originally involving approximately 589 homes, but subsequently amended their complaint to include approximately 964 homes and we have reached a tentative settlement of the case. While most of the settlement amount should be covered by insurance, one of our insurance carriers has denied coverage for the settlement and related matters. We are disputing this insurance carrier’s position (see Note 16 to our consolidated financial statements).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

We are a privately held company, with no public or private trading market for our common equity. Ownership interests in SHLP are held in three classes: Class B, Class C and Class D. At December 31, 2014, there is one holder of our Class B limited partnership interests, eight holders of our Class C limited partnership interests and six holders of our Class D limited partnership interests. See “Item 12: Security Ownership of Certain Beneficial Owners and Management” for information regarding the beneficial ownership of SHLP.

No dividends were paid to our equity holders in 2014 or 2013. Our $125.0 million secured revolving credit facility (the “Revolver”) and the indenture governing our 8.625% senior secured notes (the “Secured Notes”) contain covenants that limit, among other things, our ability to pay dividends and distributions on our equity. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Notes Payable” for information about limitations on our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Statements of Operations:
Revenues	$1,140,606	$930,610	$680,147	$587,770	$639,566
Net income (loss)	$133,399	$125,939	$29,184	$(107,242)	$(55,215)
Consolidated Balance Sheet Information (at end of year):
Cash and cash equivalents, restricted cash and investments	$247,143	$216,833	$304,865	$314,512	$190,391
Inventory	$1,173,585	$1,013,272	$837,653	$783,810	$800,029
Total assets	$1,666,710	$1,505,333	$1,373,537	$1,328,116	$1,414,886
Total debt	$761,404	$751,708	$758,209	$752,056	$730,005
Total equity	$554,858	$445,457	$319,247	$328,003	$432,113

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Form 10-K.

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

Overview

In 2014, we experienced a continuation of improved housing conditions that emerged in 2012. Generally, demand for new homes remained healthy during the year in our Southern California, San Diego, Northern California and Mountain West segments, while we saw demand improve in our South West segment during the fourth quarter, specifically, from our Phoenix communities, which were sluggish for the first three quarters of 2014.

For the year ended December 31, 2014, compared to the year ended December 31, 2013, net new home sales orders increased 12%, which was primarily attributable to a 2% higher sales rate per community and an increase in the average number of active selling communities from 58 in 2013 to 64 in 2014. For the year ended December 31, 2014, compared to the year ended December 31, 2013, homebuilding revenues increased 23%, which was primarily attributable to a 5% increase in homes delivered and a 19% increase in the average selling price (“ASP”) of homes delivered. The higher year over year deliveries were primarily attributable to a 12% increase in new home sales. Gross margin, as a percentage of revenues, decreased from 23.8% in 2013 to 22.4% in 2014, primarily attributable to $9.0 million in impairment charges and a $16.9 million legal charge related to a legal matter in Washington (see “Business – Legal Proceedings”, “Gross Margin” and Note 16 to our consolidated financial statements). We ended 2014 with a backlog of 918 homes with a sales value of $551.7 million, up 8% and 18%, respectively, from December 31, 2013.We had $237.3 million in cash, cash equivalents and restricted cash at December 31, 2014 and expect to continue investing in new land opportunities in desirable locations to supplement our existing land positions.

	Years Ended December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
	(Dollars in thousands)
Revenues	$1,140,606	$930,610	$680,147	23%	37%
Cost of sales	(885,018)	(709,412)	(538,434)	25	32

Gross margin	255,588	221,198	141,713	16	56
Selling expenses	(63,429)	(54,338)	(45,788)	17	19
General and administrative expenses	(54,921)	(50,080)	(43,747)	10	14
Equity in income (loss) from unconsolidated joint ventures	9,142	(1,104)	378	—	—
Gain (loss) on reinsurance transaction	7,177	2,011	(12,013)	257	—
Interest expense	(595)	(5,071)	(19,862)	(88)	(74)
Other income (expense), net	(1,350)	(778)	9,119	74	—

Income before income taxes	151,612	111,838	29,800	36	275
Income tax benefit (expense)	(18,213)	14,101	(616)	—	—

Net income	133,399	125,939	29,184	6	332
Less: Net loss (income) attributable to non-controlling interests	37	8	(146)	363	—

Net income attributable to SHLP	$133,436	$125,947	$29,038	6%	334%

In 2014, net income attributable to SHLP was $133.4 million compared to $125.9 million in 2013. This increase was primarily attributable to a $34.4 million improvement in our gross margin (from higher revenues, partially offset by a lower gross margin percentage), a $4.5 million decrease in interest expense (due to higher capitalized interest from higher qualified inventory), a $5.2 million improvement in our reinsurance transaction results, and a $10.2 million increase in equity income from unconsolidated joint ventures. These improvements were partially offset by a $32.3 million increase in income tax expense (due to a $15.6 million tax benefit in 2013 related to the reversal of our deferred tax asset valuation allowance), a $9.1 million increase in selling expenses (from higher home deliveries and revenues) and a $4.8 million increase in general and administrative expenses (from higher compensation and other volume related expenses).

In 2013, net income attributable to SHLP was $125.9 million compared to $29.0 million in 2012. This increase was primarily attributable to a $79.5 million improvement in gross margins (from higher revenues), a $14.8 million decrease in interest expense (due to higher capitalized interest from higher qualified inventory), a $14.0 million improvement in our reinsurance transaction results, and a $15.6 million reversal of the deferred tax valuation allowance. These improvements were partially offset by a $9.9 million decrease in other income (expense) (from decreased income on the sale of marketable securities), a $8.6 million increase in selling expenses (from higher home deliveries and revenues) and a $6.3 million increase in general and administrative expenses (from higher volume related and compensation expenses).

Revenues

Revenues are derived primarily from home and land deliveries. House and land revenues are recorded at delivery. Management fees from homebuilding joint ventures and managed projects are in other homebuilding revenues. Revenues from corporate, insurance brokerage services and our captive insurance company, Partners Insurance Company (“PIC”), are in other revenues.

	Years Ended December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
	(Dollars in thousands)
Revenues:
House revenues	$1,120,019	$894,305	$645,000	25%	39%
Land revenues	14,028	31,462	32,583	(55)	(3)
Other homebuilding revenues	5,978	3,930	1,579	52	149

Total homebuilding revenues	1,140,025	929,697	679,162	23	37
Other revenues	581	913	985	(36)	(7)

Total revenues	$1,140,606	$930,610	$680,147	23%	37%

In 2014, total revenues were $1,140.6 million compared to $930.6 million in 2013. This 23% increase was primarily attributable to a 5% increase in homes delivered and a 19% increase in the ASP of homes delivered.

In 2013, total revenues were $930.6 million compared to $680.1 million in 2012. This 37% increase was primarily attributable to a 20% increase in homes delivered and a 15% increase in the ASP of homes delivered.

For the years ended December 31, 2014, 2013 and 2012, homebuilding revenues by segment were as follows:

	Years Ended December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
	(Dollars in thousands)
Southern California:
House revenues	$390,630	$205,249	$130,351	90%	57%
Land revenues	2,330	2,175	3,617	7	(40)
Other homebuilding revenues	520	226	22	130	927

Total homebuilding revenues	$393,480	$207,650	$133,990	89%	55%

San Diego:
House revenues	$143,160	$125,484	$85,534	14%	47%
Land revenues	68	0	13	100	(100)
Other homebuilding revenues	6	10	424	(40)	(98)

Total homebuilding revenues	$143,234	$125,494	$85,971	14%	46%

Northern California:
House revenues	$257,249	$232,697	$157,302	11%	48%
Land revenues	0	8,300	7,923	(100)	5
Other homebuilding revenues	2,115	1,359	881	56	54

Total homebuilding revenues	$259,364	$242,356	$166,106	7%	46%

Mountain West:
House revenues	$163,183	$165,226	$126,764	(1)%	30%
Land revenues	11,630	20,862	21,030	(44)	(1)
Other homebuilding revenues	852	811	(10)	5	—

Total homebuilding revenues	$175,665	$186,899	$147,784	(6)%	26%

South West:
House revenues	$165,797	$159,095	$137,899	4%	15%
Land revenues	0	125	0	(100)	100
Other homebuilding revenues	2,485	1,524	262	63	482

Total homebuilding revenues	$168,282	$160,744	$138,161	5%	16%

East:
House revenues	$0	$6,554	$7,150	(100)%	(8)%
Land revenues	0	0	0	—	—
Other homebuilding revenues	0	0	0	—	—

Total homebuilding revenues	$0	$6,554	$7,150	(100)%	(8)%

In 2014, total homebuilding revenues were $1,140.0 million compared to $929.7 million in 2013. This 23% increase was primarily attributable to a 5% increase in homes delivered and a 19% increase in the ASP of homes delivered. The increase in home deliveries was primarily attributable to the 77% increase in deliveries from our Southern California segment. The higher deliveries from our Southern California segment were driven by a 67% increase in new home sales orders and a 30% higher beginning backlog in 2014 versus 2013. The increase in the ASP was attributable to all three of our California segments, including a higher percentage of deliveries from our Southern California segment in 2014 versus 2013, which had an ASP of $812,121 in 2014 and is 44% higher than our Company average of $564,241.

In 2013, total homebuilding revenues were $929.7 million compared to $679.2 million in 2012. This 37% increase was primarily attributable to a 20% increase in homes delivered and a 15% increase in the ASP of homes delivered. The increase in home deliveries was primarily attributable to a 98% increase in backlog at the beginning of 2013 versus 2012.

For the years ended December 31, 2014, 2013 and 2012, homes delivered and the ASP of homes delivered by segment were as follows:

	Years Ended December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
Homes delivered:
Southern California	481	271	249	77%	9%
San Diego	252	256	194	(2)	32
Northern California	385	456	323	(16)	41
Mountain West	356	372	284	(4)	31
South West	511	510	492	0	4
East	0	25	31	(100)	(19)

Total consolidated	1,985	1,890	1,573	5%	20%

Southern California	107	47	48	128%	(2)%
Northern California	60	31	18	94	72
Mountain West	73	55	43	33	28
East	96	69	40	39	73

Total unconsolidated joint ventures	336	202	149	66%	36%

Total homes delivered	2,321	2,092	1,722	11%	21%

	Years Ended December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
ASP of homes delivered:
Southern California	$812,121	$757,376	$523,498	7%	45%
San Diego	568,095	490,172	440,897	16	11
Northern California	668,179	510,300	487,003	31	5
Mountain West	458,379	444,156	446,352	3	0
South West	324,456	311,951	280,283	4	11
East	0	262,160	230,645	(100)	14

Total consolidated	$564,241	$473,177	$410,045	19%	15

Southern California	$417,090	$293,304	$268,147	42%	9%
Northern California	523,959	510,099	533,757	3	(4)
Mountain West	390,211	367,715	351,584	6	5
East	289,960	258,426	196,140	12	32

Total unconsolidated joint ventures	$394,012	$334,921	$304,980	18%	10%

Total ASP of homes delivered	$539,598	$459,827	$400,954	17%	15%

Homebuilding deliveries during the year were a function of beginning backlog and new home sales orders. Deliveries in our Southern California segment increased 77% in 2014 versus 2013 as a result of a 30% higher beginning backlog and a 67% increase in new home sales orders. Deliveries in our San Diego segment decreased 2% as a result of a 7% lower beginning backlog, partially offset by a 2% increase in new home sales orders. Deliveries in our Northern California segment decreased 16% as a result of a 40%

lower beginning backlog, partially offset by a 5% increase in new home sales orders. Deliveries in our Mountain West segment decreased 4% as a result of a 2% lower beginning backlog and longer construction cycle times, partially offset by a 16% increase in new home sales orders. Deliveries in our South West segment were similar as a result of a 12% higher beginning backlog, partially offset by a 17% decrease in new home sales orders.

The ASP of homes delivered is a function of product, geographic mix and general changes in new home prices. In 2014, each segment experienced some level of price increases, except for our Southwest segment. In addition to the impact of price increases, our San Diego and Northern California segments delivered a larger mix of higher priced homes in 2014 versus 2013.

Deliveries in our Southern California segment increased 9% in 2013 versus 2012 as a result of a 108% higher beginning backlog, partially offset by a 2% decrease in new home sales orders. Deliveries in our San Diego segment increased 32% as a result of a 174% higher beginning backlog, partially offset by a 5% decrease in new home sales orders. Deliveries in our Northern California segment increased 41% as a result of a 130% higher beginning backlog, partially offset by a 22% decrease in new home sales orders. Deliveries were up 31% in our Mountain West segment as a result of a 123% higher beginning backlog, partially offset by an 8% decrease in new home sales orders. Deliveries in our South West segment increased 4% as a result of a 39% higher beginning backlog, partially offset by a 3% decrease in new home sales orders.

Gross Margin

Gross margin is revenues less cost of sales and is comprised of gross margins from our homebuilding and corporate segments.

Gross margins for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	Gross Margin %	2013	Gross Margin %	2012	Gross Margin %
	(Dollars in thousands)
Gross margin	$255,588	22.4%	$221,198	23.8%	$141,713	20.8%

In 2014, gross margin was $255.6 million compared to $221.2 million in 2013. This 16% increase was primarily attributable to a 23% increase in revenues, resulting from a 5% increase in new home deliveries and a 19% increase in the ASP, partially offset by increased construction and labor costs, $9.0 million of impairment charges and $16.9 million of charges incurred by SHI in connection with Aamodt v. Shea Homes, Inc., Case No. 14-cv-01566 and related matters, of which $13.3 million was accrued at December 31, 2014 (see Note 16 to our consolidated financial statements).

In 2013, gross margin was $221.2 million compared to $141.7 million in 2012. This 56% increase was primarily attributable to a 37% increase in revenues, resulting from a 20% increase in new home deliveries and a 15% increase in the ASP, partially offset by increased construction and labor costs.

Housing impairments, which are in cost of sales and reduce gross margins, are generally attributable to lower home prices in response to lower housing demand, which can result from weak economic and housing conditions, including elevated levels of foreclosures, higher unemployment, lower consumer confidence and tighter lending standards. Since the fourth quarter of 2009, the housing market experienced some stabilization and, as a result, impairments significantly diminished. However, in the fourth quarter 2014, we experienced lower housing demand in two communities in our South West segment, resulting in impairment charges.

Impairment by segment and type for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
	(Dollars in thousands)
Impairment by segment:
Southern California	$284	$0	$0	100%	—
San Diego	0	0	0	—	—
Northern California	0	0	0	—	—
Mountain West	0	0	0	—	—
South West	8,751	0	0	100	—
East	0	0	0	—	—

Total impairment	$9,035	$0	$0	100%	—

Impairment by type:
Inventory	$9,035	$0	$0	100%	—
Joint venture	0	0	0	—	—

Total impairment	$9,035	$0	$0	100%	—

Selling, General and Administrative Expense

Selling, general and administrative expenses for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Years Ended December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
	(Dollars in thousands)
Total homebuilding revenues	$1,140,025	$929,697	$679,162	23%	37%
Selling expense	$63,429	$54,338	$45,788	17%	19%

% of total homebuilding revenues	5.6%	5.8%	6.7%

General and administrative expense	$54,921	$50,080	$43,747	10%	14%

% of total homebuilding revenues	4.8%	5.4%	6.4%

Total selling, general and administrative expense	$118,350	$104,418	$89,535	13%	17%

% of total homebuilding revenues	10.4%	11.2%	13.2%

Selling Expense

In 2014, selling expense was $63.4 million compared to $54.3 million in 2013. This increase was primarily attributable to higher volume related costs, such as sales commission, closing costs and model costs, as well as advertising. Selling expense, as a percentage of revenues, decreased as certain fixed selling expenses were spread over a higher revenue base.

In 2013, selling expense was $54.3 million compared to $45.8 million in 2012, but decreased as a percentage of revenues as a result of a higher revenue base. The $8.5 million increase was primarily due to higher volume related costs, such as sales commissions, closing costs and model costs, as well as advertising.

General and Administrative Expense

In 2014, general and administrative expenses were $54.9 million compared to $50.1 million in 2013. This increase was primarily attributable to higher compensation expense.

In 2013, general and administrative expenses were $50.1 million compared to $43.7 million in 2012. This increase was primarily attributable to higher compensation expense, partially offset by decreased legal expenses. In 2012, we incurred $3.6 million in legal expenses related to the Tax Court CCM case.

Equity in Income (Loss) from Unconsolidated Joint Ventures

Equity in income (loss) from unconsolidated joint ventures represents our share of income (loss) from unconsolidated joint ventures accounted for under the equity method. These joint ventures are generally engaged in homebuilding and land development.

In 2014, equity in income (loss) from unconsolidated joint ventures was $9.1 million compared to $(1.1) million in 2013. This increase in income was primarily attributable to income from two joint ventures in our Southern California segment that completed their operations in 2014.

In 2013, equity in income (loss) from unconsolidated joint ventures was $(1.1) million compared to $.4 million in 2012. There were no significant earnings or losses from our unconsolidated joint ventures.

Gain (Loss) on Reinsurance Transaction

Completed operations claims for policy years August 1, 2001 to July 31, 2007, and workers’ compensation and general liability risks for policy years August 1, 2001 to July 31, 2005, were previously insured through PIC. In December 2009, PIC entered into a series of transactions (the “PIC Transaction”) in which these policies were either novated to JFSCI or reinsured with third-party insurance carriers. As a result of the PIC Transaction, a $34.8 million gain was deferred and to be recorded as income when related claims are paid. In addition, the deferred gain can be adjusted up or down based on changes in actuarial estimates. Any changes to the deferred gain are recorded as income or expense in the current period.

In 2014, we recognized $7.2 million of income, primarily attributable to the claims paid on these policies. In 2013, we recognized $2.0 million of income as a result of claims paid on these policies, partially offset by adverse actuarial estimates, which increased the deferred gain.

Interest Expense

Interest expense is interest incurred and not capitalized. For all of 2014 and the latter half of 2013, substantially all interest incurred was capitalized to inventory as qualified inventory exceeded debt. During the first part of 2013 and all of 2012, some interest incurred was expensed since debt exceeded the qualified inventory amount. Assets qualify for interest capitalization during their development and other qualifying activities, such as construction; however, if qualified assets are less than the total debt, a portion of interest is expensed.

In 2014, interest expense was $0.6 million compared to $5.1 million in 2013. This decrease was primarily attributable to higher qualified assets in 2014 versus 2013, relative to our debt balance. In 2014, interest expense represents fees for the unused portion of our $125.0 million secured revolving credit facility (the “Revolver”) and is not capitalized.

In 2013, interest expense was $5.1 million compared to $19.9 million in 2012. This decrease was primarily attributable to higher qualified assets relative to our debt balance.

Other Income (Expense), Net

Other income (expense), net is comprised of interest income, gains (losses) on sales of investments, pre-acquisition cost and deposit write-offs, property tax expense and other income (expense). Interest income is primarily from affiliate notes receivable, investments and interest bearing cash accounts.

For the years ended December 31, 2014, 2013 and 2012, other income (expense), net was as follows:

	Years Ended December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
	(Dollars in thousands)
Other income (expense), net:
Interest income	$1,547	$2,204	$4,315	(30)%	(49)%
Gain on sale of investments	0	15	8,806	(100)	(100)
Pre-acquisition cost and deposit write-offs	(1,303)	(1,436)	(2,039)	(9)	(30)
Property tax expense	(2,377)	(2,766)	(3,192)	(14)	(13)
Other income	783	1,205	1,229	(35)	(2)

Total other income (expense), net	$(1,350)	$(778)	$9,119	74%	(109)%

In 2014, other income (expense), net was $(1.4) million compared to $(0.8) million in 2013. This increase in expense was primarily attributable to decreased interest income.

In 2013, other income (expense), net was $(0.8) million compared to $9.1 million in 2012. This decrease in income was primarily attributable to an $8.8 million gain on the sale of marketable securities in 2012 and a $2.1 million decrease in interest income.

Income Tax Benefit (Expense)

SHLP is treated as a partnership for income tax purposes and is subject to certain minimal state taxes and fees; however, taxes on income are generally the obligation of SHLP’s general and limited partners and their owners. SHI is a C corporation and its federal and state income taxes are included in the consolidated financial statements.

At December 31, 2014 and 2013, net deferred tax assets of SHI before reserves were $20.4 million and $16.8 million, respectively, primarily from available loss carryforwards, inventory and investment impairments, and housing and land inventory basis differences. At December 31, 2014, SHI had net operating loss (“NOL”) carryforwards of approximately $14.2 million, net, which expire by 2018 and are subject to annual limitations of $4.6 million.

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

Because of the continued annual pretax losses of SHI through the year ended December 31, 2009, we determined it was more-likely-than-not, at December 31, 2009, the net deferred tax asset of $51.9 million would not be realized. Accordingly, for the year ended December 31, 2009, the deferred tax asset valuation allowance increased $32.7 million to fully reserve the net deferred tax asset. At December 2011 and 2010, our assessment of deferred tax assets was consistent with 2009 and the net deferred tax asset of $38.2 million and $48.8 million, respectively, remained fully reserved. For the year ended December 31, 2012, SHI generated income before income taxes for the first time since 2007, a result of the beginning of the housing recovery. However, since we only returned to profitability in 2012 and the housing recovery being in its early stages, the $32.7 million net deferred tax assets at December 31, 2012 remained fully reserved.

At December 31, 2013, after experiencing continued profit improvement from operations, we determined it was more-likely-than-not that most of the net deferred tax assets would be realized, which, during the fourth quarter of 2013, resulted in a $15.6 million reversal of the valuation allowance on our deferred tax assets. We based this conclusion on positive evidence related to the actual pre-tax profits achieved during the year and higher levels of forecasted profitability in the future. We expected these increased profits to result in a greater realization of our NOL carryforwards before they expire than previously estimated, and the realization of deferred tax assets associated with impairments and basis differences of our inventory. At December 31, 2014 and 2013, the remaining valuation allowance of $0.3 million and $0.5 million, respectively, relates to capital losses that expire in 2016 and 2017, and impairment of debt securities that mature in 2021 and 2022, as it is unknown if these deferred tax assets will be realized.

Accounting for deferred taxes is based upon estimates of future results. Differences between the anticipated and actual outcome of these future results could result in changes in our estimates of our deferred tax assets and related valuation allowances, and could also materially impact our consolidated financial condition and results of operations. Also, changes in existing federal and state tax laws and tax rates could affect future tax results and the valuation of our deferred tax assets.

In 2014, income tax benefit (expense) was $(18.2) million compared to $14.1 million in 2013. The income tax benefit in 2013 was primarily attributable to the $15.6 million reversal of the valuation allowance.

In 2013, income tax benefit (expense) was $14.1 million compared to $(0.6) million in 2012. The income tax benefit in 2013 was primarily attributable to the $15.6 million reversal of the valuation allowance, partially offset by increased taxable income compared to 2012.

In 2014, we filed Form 3115 with the IRS to change our income tax accounting method of how we record certain expenses on our income tax returns beginning in 2014. As we believe it is more likely-than-not the change will be approved by the IRS, we reflected this income tax accounting method in our 2014 income tax expense. If we are unsuccessful in our application to change our income tax accounting method, we could incur an income tax liability for prior years ranging up to $13.5 million, and the Partners could have a reduction in their income tax liability ranging up to $13.5 million.

Net (Income) Loss Attributable to Non-Controlling Interests

Joint ventures are consolidated when we have a controlling interest or, absent a controlling interest, when we can substantially influence its business. Net (income) loss attributable to non-controlling interests represents the share of (income) loss attributable to the parties having a non-controlling interest. The net (income) loss attributable to non-controlling interests in 2014, 2013 and 2012 was not material.

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

An active selling community represents a new home community that advertises, markets and typically sells homes through a sales office located at a model complex in the community. Sales offices in communities near the end of their sales cycle are not designated as an active selling community. An active selling community is a designation similar to a store or sales outlet and is used to measure home sales order results on a per active selling community basis. Presentation of home sales orders per active selling community is a means of assessing sales growth or reductions across communities through a common analytical measurement. The average number of active selling communities for a particular period represents the aggregate number of active selling communities in operation at the end of each month in such period divided by the number of months in such period.

For the years ended December 31, 2014, 2013 and 2012 home sales orders, net of cancellations, were as follows:

	Years Ended December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
Home sales orders, net:
Southern California	514	308	313	67%	(2)%
San Diego	254	249	262	2	(5)
Northern California	376	359	459	5	(22)
Mountain West	424	367	401	16	(8)
South West	447	536	552	(17)	(3)
East	39	9	36	333	(75)

Total consolidated	2,054	1,828	2,023	12%	(10)%

Southern California	111	46	66	141%	(30)%
Northern California	52	44	21	18	110
Mountain West	91	67	40	36	68
South West	14	0	0	100	0
East	120	83	72	45	15

Total unconsolidated joint ventures	388	240	199	62%	21%

Total home sales orders, net	2,442	2,068	2,222	18%	(7)%

For the years ended December 31, 2014, 2013 and 2012, cancellation rates were as follows:

	Years Ended December 31,
	2014	2013	2012
Cancellation rates:
Southern California	12%	11%	12%
San Diego	22	22	26
Northern California	14	14	10
Mountain West	16	16	14
South West	18	15	15
East	13	18	20

Total consolidated	16%	15%	15%

Southern California	18%	10%	11%
Northern California	17	30	5
Mountain West	17	20	20
South West	0	0	0
East	30	32	18

Total unconsolidated joint ventures	21%	25%	15%

Total cancellation rates	17%	17%	15%

For the years ended December 31, 2014, 2013 and 2012, average active selling communities were as follows:

	Years Ended December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
Average number of active selling communities:
Southern California	11	6	8	83%	(25)%
San Diego	9	7	9	29	(22)
Northern California	13	13	14	0	(7)
Mountain West	12	15	14	(20)	7
South West	18	16	17	13	(6)
East	1	1	3	0	(67)

Total consolidated	64	58	65	10%	(11)%

Southern California	4	4	3	0%	33%
Northern California	4	2	1	100	100
Mountain West	5	5	5	0	0
East	3	2	2	50	(0)

Total unconsolidated joint ventures	16	13	11	23%	18%

Total average number of active selling communities	80	71	76	13%	(7)%

In 2014, consolidated home sales orders per active selling community were 32.1, or 2.7 per month, compared to 31.5, or 2.6 per month in 2013, a 2% increase. Overall, our Southern California, San Diego, Northern California and Mountain West segments continued to experience healthy demand for new homes, while for most of the year our South West segment experienced sluggish demand for new homes, resulting in a 26% decrease in its sales rate per community.

In 2013, consolidated home sales orders per consolidated active selling community were 31.5, or 2.6 per month, compared to 31.1, or 2.6 per month, in 2012. Demand was stronger in the first half of 2013 compared to the second half of 2013 when mortgage rates peaked.

Sales Order Backlog

Sales order backlog represents homes sold and under contract to be built, but not delivered. Backlog sales value is the revenue estimated to be realized at delivery. A home is sold when a sales contract is signed by the seller and buyer, and upon receipt of a prerequisite deposit. A home is delivered when all conditions of escrow are met, including delivery of the home to the customer, title passage, appropriate consideration is received or collection of associated receivables, if any, is reasonably assured, and when we have no other continuing involvement in the home. A sold home is classified “in backlog” during the time between its sale and delivery. During that time, construction costs are generally incurred to complete the home except where market conditions or other factors justify increasing available unsold home inventory. Backlog is therefore an important performance measurement in analysis of cash outflows and inflows. However, because sales order contracts are cancelled by the buyer at times, not all homes in backlog will result in deliveries.

At December 31, 2014, 2013 and 2012, sales order backlog was as follows:

	Homes			Sales Value			ASP
	December 31,			December 31,			December 31,
	2014	2013	2012	2014	2013	2012	2014	2013	2012
				(In thousands)			(In thousands)
Backlog:
Southern California	193	160	123	$166,087	$139,059	$87,675	$861	$869	$713
San Diego	102	100	107	71,164	50,223	47,580	698	502	445
Northern California	135	144	241	100,946	94,605	107,497	748	657	446
Mountain West	275	207	212	140,995	100,186	98,733	513	484	466
South West	174	238	212	56,293	82,565	67,519	324	347	318
East	39	0	16	16,242	0	4,192	416	0	262

Total consolidated	918	849	911	$551,727	$466,638	$413,196	$601	$550	$454

Southern California	30	26	27	$14,257	$9,383	$7,427	$475	$361	$275
Northern California	15	23	10	8,865	12,562	5,535	591	546	554
Mountain West	41	23	11	17,935	9,413	4,267	437	409	388
South West	14	0	0	6,983	0	0	499	0	0
East	74	50	36	22,221	14,447	8,495	300	289	236

Total unconsolidated joint ventures	174	122	84	$70,261	$45,805	$25,724	$404	$375	$306

Total backlog	1,092	971	995	$621,988	$512,443	$438,920	$570	$528	$441

Land and Homes in Inventory

Inventory is comprised of housing projects under development, land under development, land held for future development, land held for sale, deposits and pre-acquisition costs. As land is acquired and developed, and homes are constructed, the underlying costs are capitalized to inventory. As homes and land transactions deliver, these costs are relieved from inventory and charged to cost of sales.

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

At December 31, 2014, 2013 and 2012, total lots owned or controlled were as follows:

	December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
Lots owned or controlled by segment:
Southern California	1,628	1,890	1,989	(14)%	(5)%
San Diego	838	640	764	31	(16)
Northern California	4,033	3,731	3,182	8	17
Mountain West	9,519	9,841	10,074	(3)	(2)
South West	2,261	2,063	1,876	10	10
East	1,273	765	25	66	2,960

Total consolidated	19,552	18,930	17,910	3	6
Unconsolidated joint ventures	4,935	4,455	3,874	11	15

Total lots owned or controlled	24,487	23,385	21,784	5%	7%

Lots owned or controlled by ownership type:
Lots owned for homebuilding	7,033	6,277	6,448	12%	(3)%
Lots owned and held for sale	3,176	3,313	3,382	(4)	(2)
Lots optioned or subject to contract for homebuilding	6,309	6,306	5,046	0	25
Lots optioned or subject to contract that will be held for sale	3,034	3,034	3,034	0	0
Unconsolidated joint venture lots	4,935	4,455	3,874	11	15

Total lots owned or controlled	24,487	23,385	21,784	5%	7%

At December 31, 2014, 2013 and 2012, total homes under construction and completed homes were as follows:

	December 31,
	2014	2013	2012	% Change 2013-2014	% Change 2012-2013
Homes under construction:
Sold	623	611	630	2%	(3)%
Unsold	187	149	133	26	12

Total consolidated	810	760	763	7	0
Unconsolidated joint ventures	126	119	64	6	86

Total homes under construction	936	879	827	6%	6%

Completed homes: (a)
Sold (b)	56	49	41	14%	20%
Unsold	41	34	22	21	55

Total consolidated	97	83	63	17	32
Unconsolidated joint ventures	15	8	9	88	(11)

Total completed homes	112	91	72	23%	26%

(a)	Excludes model homes.
(b)	Sold but not delivered.

LIQUIDITY AND CAPITAL RESOURCES

Operating and other short-term cash liquidity needs have been primarily funded from cash on our balance sheet and our homebuilding operations primarily through home deliveries and land sales, net of the underlying expenditures to fund these operations. In addition, we have, and will continue to utilize, land option contracts, public and private note offerings, land seller notes, joint venture structures (which typically obtain project level financing to reduce the amount of partner capital invested), assessment district bond financing, letters of credit and surety bonds, tax refunds and proceeds from affiliate notes receivable as sources of liquidity. In addition, as an additional source of liquidity, we obtained the Revolver in February 2014. At December 31, 2014, cash and cash equivalents were $236.9 million, restricted cash was $0.4 million and total debt was $761.4 million, compared to cash and cash equivalents of $206.2 million, restricted cash of $1.2 million and total debt of $751.7 million at December 31, 2013. Restricted cash includes customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds.

In February 2014, we replaced our $75.0 million letter of credit facility with the Revolver, which bears interest, at our option, either at (i) a daily Eurocurrency base rate as defined in the credit agreement governing the Revolver (the “Credit Agreement”), plus a margin of 2.75%, or (ii) a Eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth, and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At December 31, 2014, we were in compliance with these covenants and no amounts were outstanding.

We believe the Revolver, combined with the other available sources, such as existing cash, cash equivalents and cash from operations, are sufficient to provide for cash requirements in the next twelve months. In evaluating this sufficiency, we considered the expected cash flow to be generated by homebuilding operations, our current cash position and other sources of liquidity available to us, compared to anticipated cash requirements for interest payments on our $750.0 million senior secured notes (the “Secured Notes”) and Revolver, land purchase commitments and land development expenditures, joint venture funding requirements and other cash operating expenses. We also continually monitor current and expected operational requirements to evaluate and determine the use and amount of our cash needs which includes, but is not limited to, the following disciplines:

•	Strategic land acquisitions that meet our investment and marketing standards, including, in most cases, the quick turn of assets;

•	Strict control and limitation of unsold home inventory and avoidance of excessive and untimely uses of cash;

•	Pre-qualification of homebuyers, timely commencement of home construction thereon and mitigation of cancellations and creation of unsold inventory;

•	Reduced construction cycle times, prompt deliveries of homes and improved cash flow thereon; and

•	Maintenance of sufficient cash or other sources of liquidity that, depending on market conditions, will be available to acquire land and increase our active selling communities.

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

Since 2002, SHLP and SHI used the CCM to determine when to recognize taxable income or loss with respect to the majority of their respective homebuilding operations. Federal law allows homebuilders like SHLP and SHI to defer taxable income/loss recognition from their homebuilding operations until the tax year in which the contracts are substantially complete, rather than annually based on the percentage of completion method. The IRS objected to SHLP’s and SHI’s use of the CCM and assessed a tax deficiency against them, contending they did not accurately and appropriately apply the relevant U.S. Treasury Regulations in calculating their respective homebuilding projects’ income/loss pursuant to the CCM for years 2004 through 2008, and years 2003 through 2008, respectively. SHLP and SHI believe their use of the CCM complies with the relevant regulations and filed a petition in 2009 with the Tax Court to contest the notice of deficiency and to challenge the IRS position. On February 12, 2014, the Tax Court ruled in our favor, issuing the Tax Court Decision on April 21, 2014. Pursuant to the ruling, we are permitted to continue to report income and loss from the delivery of homes using the CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Partners or us. The IRS has appealed the Tax Court Decision to the Court of Appeals. We and the IRS have each filed briefs and the IRS is entitled to file a reply brief, which is due to be filed no later than March 2015. The Court of Appeals will schedule oral argument after briefing is completed; we cannot predict when it will schedule the argument or issue its decision.

If the Tax Court Decision is overturned in whole or in part, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $74 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $134 million to fund their related payments to the IRS and applicable state taxing authorities.

Notwithstanding, the indenture governing the Secured Notes (the “Indenture”) restricts SHLP’s ability to make distributions to the Partners pursuant to the Tax Distribution Agreement in excess of the Maximum CCM Payment, unless SHLP receives a cash equity contribution from JFSCI for such excess or unless we use some of our capacity under the Indenture to make restricted payments. The initial Maximum CCM Payment is $70.0 million, which amount will be reduced by payments made by SHI in connection with any resolution of our dispute with the IRS regarding our use of the CCM and payments made by SHLP on certain guarantee obligations permitted in the Indenture. Payments of CCM-related tax liabilities by SHLP pursuant to the Tax Distribution Agreement or by SHI will not impact our Consolidated Fixed Charge Coverage Ratio (as defined below) or our ability to incur additional indebtedness under the terms of the Indenture.

If necessary, SHLP and SHI expect to pay any CCM-related tax liability from existing cash, cash from operations, our Revolver and, to the extent SHLP is required by the Tax Distribution Agreement to pay amounts in excess of the Maximum CCM Payment, from cash equity contributions by JFSCI. However, cash from homebuilding operations may be insufficient to cover such payments. See “Item 1A: Risk Factors—The IRS can challenge our income and expense recognition methodologies. If we are unsuccessful in defending our positions, we could become subject to a substantial tax liability from previous years” and “Item 1A: Risk Factors—Under our Tax Distribution Agreement, we are required to make distributions to our equity holders from time to time based on their ownership in SHLP, which is a limited partnership and, under certain circumstances, those distributions may occur even if SHLP does not have taxable income.”

We are unable to extend our evaluation of the sufficiency of our liquidity beyond twelve months, and we cannot offer assurance that our future homebuilding operations will generate sufficient cash flow to enable us to grow our business, service our indebtedness, make payments toward land purchase commitments, or fund our joint ventures. For more information, see “Item 1A: Risk Factors—Our ability to generate sufficient cash or access other limited sources of liquidity to operate our business and service our debt depends on many factors, some of which are beyond our control” and “Item 1A: Risk Factors—We have a significant number of contingent liabilities, and if any are satisfied by us, could have a material adverse effect on our liquidity and results of operations.”

The following tables present cash provided by (used in) operating, investing and financing activities:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash provided by (used in):
Operating activities	$2,454	$(47,867)	$(6,655)
Investing activities	34,976	(14,804)	16,888
Financing activities	(6,733)	(10,880)	1,157

Net increase (decrease) in cash	$30,697	$(73,551)	$11,390

Cash from Operating Activities

In 2014, cash provided by (used in) operating activities was $2.5 million compared to $(47.9) million in 2013. This improvement was primarily attributable to increased cash receipts from deliveries of homes, partially offset by increased land acquisitions, land development costs, construction costs and selling, general administrative costs. Total land acquisition and development costs for 2014 were $(453.3) million compared to $(329.5) million in 2013. This increase was attributable to the continued favorable housing market conditions and our desire to add to our land positions in anticipation of continued demand for new homes.

In 2013, cash provided by (used in) operating activities was $(47.9) million compared to $(6.7) million in 2012. This decrease was primarily attributable to increased land acquisitions, land development costs, construction costs and selling, general administrative costs, partially offset by increased cash receipts from deliveries of homes and land. Total land acquisition and development costs for 2013 were $(329.5) million compared to $(215.9) million in 2012. This increase was attributable to the improved housing market conditions that continued in 2013 and our desire to add to our land positions in anticipation of continued demand for new homes.

Cash from Investing Activities

In 2014, cash provided by (used in) investing activities was $35.0 million compared to $(14.8) million in 2013.This improvement was primarily attributable to $25.2 million of collections on promissory notes with affiliates, principally the payoff of the note receivable from JFSCI, and $9.6 million of net distributions from unconsolidated joint ventures in 2014. In 2013, there were $(22.1) million of net contributions to unconsolidated joint ventures, of which $(12.3) million related to two unconsolidated joint ventures formed in 2013, which was partially offset by $4.1 million of collections on promissory notes with affiliates and $3.2 million of proceeds from the maturity and sales of available-for-sale investments.

In 2013, cash provided by (used in) investing activities was $(14.8) million compared to $16.9 million in 2012.This decrease was primarily attributable to $(22.1) million of net contributions to unconsolidated joint ventures in 2013, of which $(12.3) million related to two unconsolidated joint ventures formed in 2013, compared to $(11.5) million of net contributions in 2012. In addition, we received $3.2 million of proceeds from the maturity and sales of available-for-sale investments in 2013 compared to $26.5 million in 2012.

Cash from Financing Activities

In 2014, cash used in financing activities was $(6.7) million compared to $(10.9) million in 2013. This reduction in cash used was primarily attributable to a $7.6 million decrease in principal payments on notes payable, partially offset by a $4.4 million cash payment for the acquisition of land from an affiliate under common control.

In 2013, cash provided by (used in) financing activities was $(10.9) million compared to $1.2 million in 2012. This decrease was primarily attributable to higher principal payments to financial institutions and others.

Notes Payable

At December 31, 2014, 2013 and 2012, notes payable were as follows:

	December 31,
	2014	2013	2012
	(In thousands)
Notes payable:
Secured Notes	$750,000	$750,000	$750,000
Revolver	0	0	0
Other secured promissory notes	11,404	1,708	8,209

Total notes payable	$761,404	$751,708	$758,209

Secured Notes

Our Secured Notes were issued on May 10, 2011 at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at our option beginning May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning May 15, 2017. The Secured Notes may be redeemed prior to May 15, 2015 subject to a make-whole premium. At December 31, 2014 and 2013, accrued interest was $8.1 million and $8.1 million, respectively.

The Indenture contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter into certain transactions with our affiliates. At December 31, 2014 and 2013, we were in compliance with these covenants.

The Indenture provides we and our restricted subsidiaries may not incur or guarantee payment of any indebtedness (other than certain specified types of permitted indebtedness) unless, immediately after giving effect to such incurrence or guarantee and application of the proceeds therefrom, the Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) would be at least 2.0 to 1.0. “Consolidated Fixed Charge Coverage Ratio” is defined in the Indenture as the ratio of (i) our Consolidated Cash Flow Available for Fixed Charges (as defined in the Indenture) for such prior four full fiscal quarters, to (ii) our aggregate Consolidated Interest Expense (as defined in the Indenture) for such prior four full fiscal quarters, in each case giving pro forma effect to certain transactions as specified in the Indenture. At December 31, 2014, our Consolidated Fixed Charge Coverage Ratio, determined as specified in the Indenture, was 3.38.

Our ability to make joint venture and other restricted payments and investments is governed by the Indenture. We are permitted to make restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments; (ii) a $10 million general basket that can be used for joint venture investments and advances; and (iii) a broader restricted payment basket available if our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. The aggregate amount of restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture) generated from and including October 1, 2013, plus 100% of the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by us as a capital contribution after May 10, 2011 or upon the issuance of indebtedness or certain securities by us after May 10, 2011, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary after May 10, 2011 under the Indenture. We have joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. In 2013, we entered into an unconsolidated joint venture in Southern California and committed to contribute up to $45.0 million. At December 31, 2013, we made aggregate contributions of $15.1 million to this joint venture. At December 31, 2014, all contributions had been returned to us, however, additional contributions are expected to be made in 2015. We also anticipate making additional contributions to other joint ventures.

Revolver

In February 2014, we replaced our $75.0 million secured letter of credit facility with the Revolver, which bears interest, at our option, either at (i) a daily Eurocurrency base rate as defined in the Credit Agreement, plus a margin of 2.75%, or (ii) a Eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At December 31, 2014, we were in compliance with these covenants and no amounts were outstanding.

At December 31, 2014, covenant compliance for the Revolver was as follows:

	Actual at December 31, 2014	Covenant Requirements at December 31, 2014
	(Dollars in thousands)
Covenant Requirements:
Minimum Consolidated Tangible Net Worth (a)	$579,189	$371,996
Minimum Liquidity	$229,416	≥$ 5,000
Ratio of Land Assets to Tangible Net Worth	1.23	≤2.0
Interest Coverage Ratio	3.53	≥1.5
Adjusted Leverage Ratio (b)	0.93	≤2.5
Permitted Maximum Senior Leverage Ratio	0	≤0.75
Actual Borrowings/Permitted Borrowings (c)	$0	$125,000

(a)	Consolidated Tangible Net Worth (“TNW”) cannot be less than the sum of: (a) 75% of consolidated TNW at December 31, 2013, plus (b) 50% of the cumulative Net Cash Proceeds, as defined in the Revolver, of any Equity Issuances received by borrower after February 20, 2014, plus (c) 50% of the cumulative Consolidated Net Income, as defined in the Revolver, minus income taxes at an effective rate of 50%.
(b)	Not to be greater than 2.5 prior to and including December 31, 2014, and 2.0 after December 31, 2014.
(c)	Borrowing capacity under the provision of the borrowing base, as defined in the Credit Agreement.

CONTRACTUAL OBLIGATIONS, COMMERCIAL COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

Primary contractual obligations are payments under notes payable, operating leases and purchase obligations. Purchase obligations primarily represent land purchase and option contracts, and purchase obligations for water system connection rights.

At December 31, 2014, future estimated payments under existing contractual obligations, including estimated future cash payments, are as follows:

	Payments due by period
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years
	(In thousands)
Contractual obligations:
Long-term debt principal payments	$761,404	$1,904	$9,500	$750,000	$0
Long-term debt interest payments	291,537	65,068	129,438	97,031	0
Operating leases	9,671	2,293	2,718	2,217	2,443
Purchase obligations (1)	423,243	213,534	114,647	56,570	38,492

Total contractual obligations	$1,485,855	$282,799	$256,303	$905,818	$40,935

(1)	Comprised of $395.9 million of land purchase and option contracts, and $27.4 million of water system connection rights purchase obligations.

We expect to fund contractual obligations in the ordinary course of business with existing cash resources, cash flows generated from operations, our Revolver, and issuance of new debt as market conditions permit.

Land Purchase and Option Contracts

In the ordinary course of business, we enter into land purchase and option contracts to procure land for construction of homes. These contracts typically require a cash deposit and the purchase is often contingent on satisfaction of certain requirements by land sellers, including securing property and development entitlements. We utilize option contracts to acquire large tracts of land in smaller parcels to better manage financial and market risk of holding land and to reduce use of funds. Option contracts generally require a non-refundable deposit after a diligence period for the right to acquire lots over a specified period of time at a predetermined price. However, in certain circumstances, the purchase price may not, in whole or in part, be determinable and payable until the homes or lots are delivered. In such instances, an estimated purchase price for the unknown portion is not included in the total remaining purchase price. At December 31, 2014, we had owned or controlled 7,067 lots in Colorado for which the purchase price is determined when the underlying lots deliver with a homebuyer or other purchaser. In addition, at December 31, 2014, we have an option to purchase 262 lots in Northern California where the purchase price is based on future price and profit appreciation of the homes delivered (see “Item 13 – Certain Relationships and Affiliate Transactions, and Director Independence”). At our discretion, we generally have rights to terminate our obligations under purchase and option contracts by forfeiting our cash deposit or repaying amounts drawn under our letters of credit with no further financial responsibility to the land seller. However, purchase contracts can contain additional development obligations that must be completed even if a contract is terminated.

Use of option contracts is dependent on the willingness of land sellers, availability of capital, housing market conditions and geographic preferences. Options may be more difficult to obtain from land sellers in stronger housing markets and are more prevalent in certain geographic regions.

At December 31, 2014, we had $24.8 million in option contract deposits on land with a total remaining purchase price, excluding land subject to option contracts that do not specify a purchase price, of $395.9 million, compared to $21.0 million and $422.3 million, respectively, at December 31, 2013.

Water System Connection Rights

At a homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at December 31, 2014, was $27.4 million, which is less than their estimated market value. These water system connection rights are held, then transferred to homebuyers upon delivery of their home, transferred upon sale of land to the respective buyer, sold or leased, but generally only within the local jurisdiction.

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

In December 2012, an unconsolidated joint venture, RRWS, LLC (“RRWS”), was formed and is owned 50% by us and 50% by a third-party real estate developer (“the RRWS Partner”). Through two wholly-owned subsidiaries, RRWS owns land in two master planned communities in the central coast of California. One subsidiary develops lots and constructs and sells single family attached and detached homes. This subsidiary is also under contract to acquire residential lots from an entity controlled by the RRWS Partner. The other subsidiary owns commercial and residential land in which the residential land is intended to be sold to us for construction and sales of active lifestyle targeted homes.

Several acquisition, development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross-defaulted with the other loan. We and RRWS Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. In addition, we and RRWS Partner executed loan-to-value maintenance agreements for each loan on a joint and several basis. We have a maximum aggregate liability under the remargin arrangements of the lesser of 50% of the outstanding balances in total for these joint venture loans or $35.0 million. Our and RRWS Partner’s obligations under the remargin arrangements are limited during the first two years of the loans. In addition to remargin arrangements, the RRWS Partner and several of its principals executed repayment guarantees with no limit on their liability. At December 31, 2014 and 2013, outstanding bank notes payable were $43.0 million and $47.7 million, respectively, of which we have a maximum remargin obligation of $21.5 million and $23.8 million, respectively. We also have an agreement from RRWS Partner, under which we could potentially recover a portion of payments we made. However, we cannot provide assurance we could collect under this agreement. No liabilities were recorded for these guarantees at December 31, 2014 and 2013 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment is required.

In November 2012, an unconsolidated joint venture, Polo Estates Ventures, LLC (“Polo”), was formed and is owned 50% by us and 50% by a third-party investor (“Polo Partner”). Polo entered into acquisition, development and construction loans in July 2013 with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loan. We and Polo Partner each executed loan-to-value maintenance arrangements for each loan on a joint and several basis. At December 31, 2014 and 2013, outstanding bank notes payable were $12.7 million and $4.8 million, respectively, and total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. We also have reimbursement rights where we could potentially recover a portion of payments we made. However, we cannot provide assurance we could collect such payments. No liabilities were recorded for these guarantees at December 31, 2014 and 2013 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment is required.

In May 2013, we entered into an unconsolidated joint venture, RMV PA2 Development, LLC (“RMV”), to develop and sell land located in Southern California to the joint venture members and other parties. We have a preferred interest which earns a stated 10% preferred rate, with potential to earn additional earnings based on the cash flows of RMV up to a maximum of a 15% internal rate of return. We committed to contribute up to $45.0 million. At December 31, 2013, we made aggregate contributions of $15.1 million to RMV, which were returned to us by December 31, 2014. In 2015, we anticipate making additional contributions at amounts below the $45.0 million commitment, and expect such contributions will be returned by the end of 2015.

In December 2011, Vistancia, LLC, a consolidated joint venture, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member and we recorded an obligation for the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. In May 2012, for a nominal amount, SHLP purchased this member’s entire 16.7% interest; however, the distribution payable remained. At December 31, 2014 and 2013, the distribution payable was $2.2 million and $2.5 million, respectively.

At December 31, 2014 and 2013, total unconsolidated joint ventures’ notes payable consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$55,675	$52,515
Non-Guaranteed	34,824	10,073

Total bank and seller notes payable (a)	90,499	62,588

Partner notes payable (b):
Unsecured	68,543	16,001

Total unconsolidated joint venture notes payable	$159,042	$78,589

Other unconsolidated joint venture notes payable (c)	$83,847	$55,441

(a)	All bank and seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payables. In January 2014, a $3.2 million partner note from one joint venture was paid in full.
(c)	Through indirect effective ownership in two joint ventures of 12.3% and 0.0003%, respectively, that had bank notes payable secured by real property in which we have not provided a guaranty.

At December 31, 2014 and 2013, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees.

We may be required to use our funds for obligations of these joint ventures, such as:

•	loans (including to replace expiring loans, to satisfy loan remargin and land development and construction completion obligations or to satisfy environmental indemnity obligations);

•	development and construction costs;

•	indemnity obligations to surety providers;

•	land purchase obligations; and

•	dissolutions (including satisfaction of joint venture indebtedness through repayment or the assumption of such indebtedness, payments to partners in connection with the dissolution, or payment of the remaining costs to complete, including warranty and legal obligations).

Guarantees, Surety Obligations and Other Contingencies

At December 31, 2014 and 2013, maximum unrecorded loan remargin or other guarantees, surety obligations and certain other contingencies were as follows:

	December 31,
	2014	2013
	(In thousands)
Tax Court CCM case (capped at $70.0 million)	$70,000	$70,000
Remargin obligations for unconsolidated joint venture loans	34,199	28,684
Costs to complete on surety bonds for Company projects	66,836	77,276
Costs to complete on surety bonds for joint venture projects	22,694	22,845
Costs to complete on surety bonds for affiliate projects	2,152	1,614

Total unrecorded contingent liabilities and commitments	$195,881	$200,419

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At December 31, 2013, there were no letters of credit outstanding under this facility. In February 2014, this credit facility was replaced by the Revolver, which includes a $62.5 million sublimit for letters of credit. At December 31, 2014, there were no outstanding letters of credit under the Revolver.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At December 31, 2014, there were $66.8 million of costs to complete in connection with $146.5 million of surety bonds issued. At December 31, 2013, there were $77.3 million of costs to complete in connection with $169.7 million of surety bonds issued.

We also provide indemnification for bonds issued by certain unconsolidated joint ventures and other affiliate projects in which we have no ownership interest. At December 31, 2014, there were $22.7 million of costs to complete in connection with $63.2 million of surety bonds issued for unconsolidated joint venture projects, and $2.2 million of costs to complete in connection with $3.5 million of surety bonds issued for affiliate projects. At December 31, 2013, there were $22.8 million of costs to complete in connection with $63.7 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for affiliate projects.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners, including land we own, and/or homeowners following the delivery of new homes in the community. Occasionally, we also enter into credit support arrangements requiring us to pay interest and principal on these bonds if taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At December 31, 2014 and 2013, in connection with credit support arrangements, there was $10.9 million and $8.6 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, recorded in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on landowners and/or homeowners. At December 31, 2014 and 2013, in connection with certain funding arrangements, there was $14.0 million and $13.1 million, respectively, reimbursable to us from certain agencies, including $12.8 million and $11.9 million, respectively, from metro-districts in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

Until bond proceeds or tax and assessment revenues are sufficient to cover our obligations and/or reimburse us, our responsibility to make interest and principal payments on these bonds or pay fees and costs associated with the construction of infrastructure improvements could be prolonged and significant. In addition, if bond proceeds or tax and assessment revenues are not sufficient to cover our obligations and/or reimburse us, these amounts might not be recoverable.

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, we remain a 10% guarantor on certain community facility district bond obligations to which the we must meet a minimum calculated tangible net worth; otherwise, we are required to fund collateral to the bond issuer. At December 31, 2014 and 2013, we exceeded the minimum tangible net worth requirement.

CRITICAL ACCOUNTING POLICIES

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

Land, development and other indirect costs are typically allocated to inventory using a methodology that approximates the relative-sales-value method. Home construction costs are recorded using the specific identification method. Cost of sales for homes delivered includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be delivered in each community. Changes to estimated total development costs subsequent to initial home deliveries in a community are generally allocated on a relative-sales-value method to remaining homes in the community.

Inventory is stated at cost, unless the carrying amount for inventory (other than land held for sale) is determined to be unrecoverable, in which case inventory is adjusted to fair value. For land held for sale, inventory is stated at the lower of cost or fair value less cost to sell. Quarterly, we review our real estate assets at each community for indicators of impairment. Real estate assets include projects actively selling, under development, held for future development or held for sale. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses.

If there are indications of impairment, we analyze the budgets and cash flows of our real estate assets and compare the estimated remaining undiscounted future cash flows of the community to the asset’s carrying value. If the undiscounted cash flows exceed the asset’s carrying value, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and adjusted to fair value. For land held for sale, if the fair value less costs to sell exceeds the asset’s carrying value, no impairment adjustment is required. These impairment evaluations require use of estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if estimated future undiscounted cash flows will be sufficient to recover the asset’s carrying value.

When estimating undiscounted cash flows of a community, various assumptions are made, including: (i) the number of homes available and expected prices and incentives offered by us or other builders, and future price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs to date and expected to be incurred, including, but not limited to, land and land development, home construction, interest, indirect construction and overhead, and selling and marketing costs; (iv) alternative product offerings that could impact sales pace, sales price and/or building costs; and (v) alternative uses for the property.

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

Completed operations claims reserves primarily represent claims for property damage to completed homes and projects outside of our one- to two-year fit and finish warranty period. Specific length, terms and conditions of completed operations warranties vary depending on the market where homes deliver and can range up to ten years from the delivery of a home.

We record expenses and liabilities for estimated costs of potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported and is actuarially estimated using individual case-based valuations and statistical analysis. These estimates make up our entire reserve and are subject to a high degree of variability due to uncertainties such as trends in completed operations claims related to our markets and products built, changes in claims reporting and settlement patterns, third party recoveries, insurance industry practices, insurance regulations and legal precedent. Because state regulations vary, completed operations claims are reported and resolved over an extended period, sometimes exceeding ten years. As a result, actual costs may differ significantly from estimates.

The actuarial analyses that determine these incurred but not reported claims consider various factors, including frequency and severity of losses, which are based on historical claims experience supplemented by industry data. The actuarial analyses of these claims and reserves also consider historical third party recovery rates and claims management expenses. Due to inherent uncertainties related to each of these factors, changes based on updated relevant information could result in actual costs differing significantly from estimates.

In accordance with our completed operations insurance policies, completed operations claims costs are recoverable from our subcontractors or insurance carriers. For policy years from August 1, 2001 through the present, completed operations claims are insured or reinsured by third-party and affiliate insurance carriers.

Revenues

In accordance with Accounting Standards Codification (“ASC”) 360, revenues from housing and other real estate sales are recognized when the respective units deliver. Housing and other real estate sales deliver when all conditions of escrow are met, including delivery of the home or other real estate asset to the customer, title passage, appropriate consideration is received or collection of associated receivables, if any, is reasonably assured and when we have no other continuing involvement in the asset. Sales incentives are a reduction of revenues when the respective unit delivers.

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

Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on our determination if it is more likely than not some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on generation of future taxable income during periods in which those temporary differences become deductible. Assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses in recent years, forecasts of future profitability, duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards before they expire, and tax planning alternatives. Judgment is required in determining future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

We follow certain accounting guidance on how uncertain tax positions should be accounted for and disclosed in the consolidated financial statements. The guidance requires assessment of tax positions taken or expected to be taken in the tax returns and to determine whether the tax positions are “more-likely-than-not” of being sustained upon examination by the applicable tax authority. Tax positions deemed to meet the more-likely-than-not criteria would be recorded as a tax benefit or expense in the current year. We are required to assess open tax years, as defined by the statute of limitations, for all major jurisdictions, including federal and certain states. Open tax years are those that are open for examination by taxing authorities. We have examinations in progress but believe no uncertain tax positions exist that do not meet the more-likely-than-not criteria.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 in our accompanying consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk primarily from interest rate fluctuations. Historically, we have incurred fixed-rate and variable-rate debt. For fixed-rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flow. Conversely, for variable-rate debt, changes in interest rates generally do not affect the fair market value of the debt but do affect earnings and cash flow. We did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments at or during the year ended December 31, 2014. We have not entered into and currently do not hold derivatives for trading or speculative purposes. As we do not have an obligation to prepay fixed-rate debt prior to maturity, and we do not currently have a significant amount of variable-rate debt, interest rate risk and changes in fair market value should not have a significant impact on such debt until we refinance.

In February 2014, we replaced our $75.0 million secured letter of credit facility with the $125.0 million Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the Credit Agreement, plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At December 31, 2014, we were in compliance with these covenants and no amounts were outstanding.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors, Shareholders and Partners

Shea Homes Limited Partnership

We have audited the accompanying consolidated balance sheets of Shea Homes Limited Partnership (the Company), a California limited partnership, as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Shea Homes Limited Partnership at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U. S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 6, 2015

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Balance Sheets

(In thousands)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$236,902	$206,205
Restricted cash	426	1,189
Accounts and other receivables, net	147,508	147,499
Receivables from affiliates, net	6,403	31,313
Inventory	1,173,585	1,013,272
Investments in and advances to unconsolidated joint ventures	42,764	48,785
Other assets, net	59,122	57,070

Total assets	$1,666,710	$1,505,333

Liabilities and equity
Liabilities:
Notes payable	$761,404	$751,708
Payables to affiliates	4,797	21
Accounts payable	67,321	62,346
Other liabilities	278,330	245,801

Total liabilities	1,111,852	1,059,876
Equity:
SHLP equity:
Owners’ equity	549,373	440,268
Accumulated other comprehensive income	5,106	4,788

Total SHLP equity	554,479	445,056
Non-controlling interests	379	401

Total equity	554,858	445,457

Total liabilities and equity	$1,666,710	$1,505,333

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Income

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Revenues	$1,140,606	$930,610	$680,147
Cost of sales	(885,018)	(709,412)	(538,434)

Gross margin	255,588	221,198	141,713
Selling expenses	(63,429)	(54,338)	(45,788)
General and administrative expenses	(54,921)	(50,080)	(43,747)
Equity in income (loss) from unconsolidated joint ventures	9,142	(1,104)	378
Gain (loss) on reinsurance transaction	7,177	2,011	(12,013)
Interest expense	(595)	(5,071)	(19,862)
Other income (expense), net	(1,350)	(778)	9,119

Income before income taxes	151,612	111,838	29,800
Income tax benefit (expense)	(18,213)	14,101	(616)

Net income	133,399	125,939	29,184
Less: Net loss (income) attributable to non-controlling interests	37	8	(146)

Net income attributable to SHLP	$133,436	$125,947	$29,038

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$133,399	$125,939	$29,184
Other comprehensive income, before tax
Unrealized investment holding gains during the year	565	552	1,569
Less: Reclassification adjustments for investment gains included in net income	0	(39)	(3,976)

Comprehensive income, before tax	133,964	126,452	26,777
Income tax benefit (expense)	(247)	(242)	532

Comprehensive income, net of tax	133,717	126,210	27,309
Less: Comprehensive (income) loss attributable to non-controlling interests	37	8	(146)

Comprehensive income attributable to SHLP	$133,754	$126,218	$27,163

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Changes in Equity

(In thousands)

	Shea Homes Limited Partnership							Non- controlling Interests	Total Equity
	Limited Partner			General Partner	Total Owners’ Equity	Accumulated Other Comprehensive Income (Loss)	Total SHLP Equity
	Common	Preferred Series B	Preferred Series D	Common
Balance, December 31, 2011	$1	$173,555	$120,955	$0	$294,511	$6,392	$300,903	$27,100	$328,003
Comprehensive income :
Net income	0	0	29,038	0	29,038	0	29,038	146	29,184
Change in unrealized gains on investments, net	0	0	0	0	0	(1,875)	(1,875)	0	(1,875)

Total comprehensive income							27,163	146	27,309
Redemption of Company’s interest in consolidated joint venture (see Note 12)	0	0	(11,580)	0	(11,580)	0	(11,580)	(28,239)	(39,819)
Contributions from owners and non-controlling interests (a)	1,862	0	0	490	2,352	0	2,352	1,746	4,098
Distributions to non-controlling interests	0	0	0	0	0	0	0	(344)	(344)

Balance, December 31, 2012	1,863	173,555	138,413	490	314,321	4,517	318,838	409	319,247
Comprehensive income (loss):
Net income (loss)	34,133	43,379	39,453	8,982	125,947	0	125,947	(8)	125,939
Change in unrealized gains on investments, net	0	0	0	0	0	271	271	0	271

Total comprehensive income (loss)							126,218	(8)	126,210

Balance, December 31, 2013	35,996	216,934	177,866	9,472	440,268	4,788	445,056	401	445,457
Comprehensive income (loss):
Net income (loss)	100,340	1,934	4,757	26,405	133,436	0	133,436	(37)	133,399
Change in unrealized gains on investments, net	0	0	0	0	0	318	318	0	318

Total comprehensive income (loss)							133,754	(37)	133,717
Contributions from owners and non-controlling interests (a)	748	0	0	197	945	0	945	15	960
Distributions to owners (b)	(20,010)	0	0	(5,266)	(25,276)	0	(25,276)	0	(25,276)

Balance, December 31, 2014	$117,074	$218,868	$182,623	$30,808	$549,373	$5,106	$554,479	$379	$554,858

(a)	For the years ended December 31, 2014 and 2012, the Company sold property to affiliates under common control and, in accordance with U.S. generally accepted accounting principles (“GAAP”), $0.9 million and $2.4 million, respectively, of consideration received in excess of the net book value was recorded as a contribution from owners.
(b)	In 2014, the Company acquired property from an affiliate under common control for $4.4 million of cash, assumption of a $1.3 million net liability, and estimated future revenue participation payments of $19.6 million. The $25.3 million of consideration was recorded as a distribution to owners.

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net income	$133,399	$125,939	$29,184
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (income) loss from unconsolidated joint ventures	(9,142)	1,104	(378)
(Gain) loss on reinsurance transaction	(7,177)	(2,011)	12,013
Net gain on sale of available-for-sale investments	0	(15)	(8,806)
Reversal of deferred tax asset valuation allowance	0	(15,630)	0
Depreciation and amortization expense	12,630	10,608	8,638
Inventory impairment	9,035	0	0
Net interest capitalized on investments in unconsolidated joint ventures	(2,912)	(2,278)	(849)
Distributions of earnings from unconsolidated joint ventures	18,790	7,100	1,400
Changes in operating assets and liabilities:
Restricted cash	763	11,842	687
Receivables and other assets	(2,607)	(13,161)	(18,134)
Inventory	(178,700)	(185,596)	(68,733)
Payables and other liabilities	28,375	14,231	38,323

Net cash provided by (used in) operating activities	2,454	(47,867)	(6,655)
Investing activities
Proceeds from sale of available-for-sale investments	184	3,165	26,547
Collections on promissory notes from affiliates	25,183	4,104	1,881
Investments in and advances to unconsolidated joint ventures	(29,158)	(26,145)	(11,967)
Distributions of capital from unconsolidated joint ventures	38,767	4,072	427

Net cash provided by (used in) investing activities	34,976	(14,804)	16,888
Financing activities
Principal payments to financial institutions and others	(3,308)	(10,880)	(2,429)
Contributions from non-controlling interests	15	0	1,746
Distributions to non-controlling interests	0	0	(344)
Contributions from owners	945	0	2,352
Distributions to owners	(4,385)	0	0
Other financing activities	0	0	(168)

Net cash provided by (used in) financing activities	(6,733)	(10,880)	1,157

Net increase (decrease) in cash and cash equivalents	30,697	(73,551)	11,390
Cash and cash equivalents at beginning of year	206,205	279,756	268,366

Cash and cash equivalents at end of year	$236,902	$206,205	$279,756

See accompanying notes

Shea Homes Limited Partnership

(A California Limited Partnership)

Notes to Consolidated Financial Statements

December 31, 2014

1. Organization

Shea Homes Limited Partnership, a California limited partnership (“SHLP”), was formed January 4, 1989, pursuant to an agreement of partnership (the “Agreement”), as most recently amended August 6, 2013, by and between J.F. Shea, G.P., a Delaware general partnership, as general partner, and our limited partners who are comprised of entities and trusts, including J.F. Shea Co., Inc. (“JFSCI”), that are under common control of Shea family members (collectively, the “Partners”). J.F. Shea, G.P. is 96% owned by JFSCI.

Nature of Operations

Our principal business purpose is homebuilding, which includes acquiring and developing land and constructing and selling new residential homes thereon. To a lesser degree, we develop and sell land to other homebuilders. Our principal markets are California, Arizona, Colorado, Washington, Nevada, Florida, Virginia, North Carolina and Texas.

We own a captive insurance company, Partners Insurance Company, Inc. (“PIC”), which provided warranty, general liability, workers’ compensation and completed operations insurance for related companies and third-party subcontractors. Effective for the policy years commencing in 2007, PIC ceased issuing policies for these coverages (see Note 11).

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include SHLP and its wholly-owned subsidiaries, including Shea Homes, Inc. (“SHI”) and its wholly-owned subsidiaries. The Company consolidates all joint ventures in which it has a controlling interest or other ventures in which it is the primary beneficiary of a variable interest entity (“VIE”). Material intercompany accounts and transactions are eliminated.

Unless the context otherwise requires, the terms “we”, “us”, “our” and “the Company” refer to SHLP, its subsidiaries and its consolidated joint ventures.

Use of Estimates

Preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Estimates primarily relate to valuation of certain real estate and reserves for self-insured risks. Actual results could differ significantly from those estimates.

Reclassifications

Certain reclassifications were made in the 2013 consolidated financial statements to conform to classifications in 2014. At December 31, 2013, in the consolidated balance sheet, advances to unconsolidated joint ventures of $1.0 million were reclassified from receivables from affiliates to investments in and advances to unconsolidated joint ventures. In addition, for the year ended December 31, 2013 and 2012, in the consolidated statements of cash flows, advances of $0.8 million were reclassified from promissory notes from affiliates to investments in and advances to unconsolidated joint ventures, and collections of $0.1 million were reclassified from promissory notes from affiliates to distributions of capital from unconsolidated joint ventures, respectively.

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

Land, development and other indirect costs are typically allocated to inventory using a methodology that approximates the relative-sales-value method. Home construction costs are recorded using the specific identification method. Cost of sales for homes delivered includes the specific construction costs of each home and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based upon the total number of homes expected to be delivered in each community. Changes to estimated total development costs subsequent to initial home deliveries in a community are generally allocated on a relative-sales-value method to remaining homes in the community.

Inventory is stated at cost, unless the carrying amount (other than land held for sale) is determined to be unrecoverable, in which case inventory is adjusted to fair value. For land held for sale, inventory is stated at the lower of cost or fair value less cost to sell. Quarterly, we review our real estate assets at each community for indicators of impairment. Real estate assets include projects actively selling, under development, held for future development or held for sale. Indicators of impairment include, but are not limited to, significant decreases in local housing market values and prices of comparable homes, significant decreases in gross margins and sales absorption rates, costs in excess of budget, and actual or projected cash flow losses.

If there are indications of impairment, we analyze the budgets and cash flows of our real estate assets and compare the estimated remaining undiscounted future cash flows of the community to the asset’s carrying value. If the undiscounted cash flows exceed the asset’s carrying value, no impairment adjustment is required. If the undiscounted cash flows are less than the asset’s carrying value, the asset is deemed impaired and adjusted to fair value. For land held for sale, if the fair value less costs to sell exceeds the asset’s carrying value, no impairment adjustment is required. These impairment evaluations require use of estimates and assumptions regarding future conditions, including timing and amounts of development costs and sales prices of real estate assets, to determine if estimated future undiscounted cash flows will be sufficient to recover the asset’s carrying value.

When estimating undiscounted cash flows of a community, various assumptions are made, including: (i) the number of homes available and expected prices and incentives offered by us or other builders, and future price adjustments based on market and economic trends; (ii) expected sales pace and cancellation rates based on local housing market conditions, competition and historical trends; (iii) costs to date and expected to be incurred, including, but not limited to, land and land development, home construction, interest, indirect construction and overhead, and selling and marketing costs; (iv) alternative product offerings that could impact sales pace, sales price and/or building costs; and (v) alternative uses for the property.

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

Completed operations claims reserves primarily represent claims for property damage to completed homes and projects outside of our one- to two-year fit and finish warranty period. Specific length, terms and conditions of completed operations claims vary depending on the market where homes deliver and can range up to ten years from the delivery of a home.

We record expenses and liabilities for estimated costs of potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported and is actuarially estimated using individual case-based valuations and statistical analysis. These estimates make up our entire reserve and are subject to a high degree of variability due to uncertainties such as trends in completed operations claims related to our markets and products built, claims reporting and settlement patterns, third party recoveries, insurance industry practices, insurance regulations and legal precedent. Because state regulations vary, completed operations claims are reported and resolved over an extended period, sometimes exceeding ten years. As a result, actual costs may differ significantly from estimates.

The actuarial analyses that determine these incurred but not reported claims consider various factors, including frequency and severity of losses, which are based on historical claims experience supplemented by industry data. The actuarial analyses of these claims and reserves also consider historical third party recovery rates and claims management expenses. Due to inherent uncertainties related to each of these factors, changes based on updated relevant information could result in actual costs differing significantly from estimates.

In accordance with our completed operations insurance policies, completed operations claims costs are recoverable from our subcontractors or insurance carriers. For policy years from August 1, 2001 through the present, completed operations claims are insured or reinsured by third-party and affiliate insurance carriers.

Revenues

In accordance with Accounting Standards Codification (“ASC”) 360, revenues from housing and other real estate sales are recognized when the respective units deliver. Housing and other real estate sales deliver when all conditions of escrow are met, including delivery of the home or other real estate asset to the customer, title passage, appropriate consideration is received or collection of associated receivables, if any, is reasonably assured and when we have no other continuing involvement in the asset. Sales incentives are a reduction of revenues when the respective unit delivers.

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

Deferred tax assets are evaluated to determine whether a valuation allowance should be established based on our determination if it is more likely than not some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends primarily on generation of future taxable income during periods in which those temporary differences become deductible. Assessment of a valuation allowance includes giving appropriate consideration to all positive and negative evidence related to realization of the deferred tax asset. This assessment considers, among other things, the nature, frequency and severity of current and cumulative losses in recent years, forecasts of future profitability, duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards before they expire, and tax planning alternatives. Judgment is required in determining future tax consequences of events that have been recognized in the consolidated financial statements and/or tax returns. Differences between anticipated and actual outcomes of these future tax consequences could have a material impact on our consolidated financial position or results of operations.

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

Advertising Costs

We expense advertising costs as incurred. For the years ended December 31, 2014, 2013 and 2012, we incurred and expensed advertising costs of $12.1 million, $7.4 million and $6.6 million, respectively.

New Accounting Pronouncements

In April 2014, the FASB issued Accounting Standard Update (“ASU”) 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which is intended to change the criteria for reporting discontinued operations and enhance disclosures. Under this new guidance, only disposals representing a strategic shift in operations having a major effect on the entity’s operations and financial results should be presented as discontinued operations. If the disposal does qualify as a discontinued operation, the entity will be required to provide expanded disclosures, as well as disclosure of the pretax income attributable to the disposal of a significant part of an entity that does not qualify as a discontinued operation. ASU 2014-08 will be effective beginning January 1, 2015 and subsequent interim periods. The adoption of ASU 2014-08 is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which provides a single comprehensive model in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU No. 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model requiring entities to exercise judgment when considering the terms of the contract(s) including (i) identifying the contract(s) with the customer, (ii) identifying the separate performance obligations in the contract, (iii) determining the transaction price, (iv) allocating the transaction price to the separate performance obligations, and (v) recognizing revenue when each performance obligation is satisfied. ASU 2014-09 will be effective beginning January 1, 2017 and subsequent interim periods. We have the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. We are evaluating the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 requires us to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 will be effective beginning January 1, 2016 and subsequent interim periods. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

3. Restricted Cash

At December 31, 2014, restricted cash included customer deposits temporarily restricted in accordance with regulatory requirements and cash used in lieu of bonds. At December 31, 2014 and December 31, 2013, restricted cash was $0.4 million and $1.2 million, respectively.

4. Fair Value Disclosures

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

At December 31, 2014, the non-financial instruments measured at fair value on a non-recurring basis were Level 3 inventories with a $23.9 million net book value and a $14.9 million fair value, resulting in an impairment charge of $9.0 million recorded in cost of sales.

Fair values for inventories using Level 3 inputs were primarily based on estimated future cash flows discounted for inherent risk associated with each asset. These discounted cash flows were impacted by expected risk based on estimated land development, construction and delivery timelines; market risk of price erosion; uncertainty of development or construction cost increases; and other risks specific to the asset or market conditions where the asset was located when assessment was made. These factors were specific to each community and may vary among communities. The discount rate used in determining each asset’s fair value depended on the community’s projected life and development stage. We generally use discount rates from 10% to 25%, subject to perceived risks associated with the community’s cash flow streams relative to its inventory.

At December 31, 2014 and 2013, as required by ASC 825, net book value and estimated fair value of notes payable were as follows:

	December 31, 2014		December 31, 2013
	Net Book Value	Estimated Fair Value	Net Book Value	Estimated Fair Value
	(In thousands)
$750,000 8.625% senior secured notes due May 2019	$750,000	$787,500	$750,000	$830,625
Secured promissory notes	$11,404	$11,404	$1,708	$1,708

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

5. Accounts and Other Receivables, Net

At December 31, 2014 and 2013, accounts and other receivables, net were as follows:

	December 31,
	2014	2013
	(In thousands)
Insurance receivables	$136,155	$138,610
Escrow receivables	3,965	586
Notes receivables	4,091	3,155
Development receivables	1,317	3,093
Other receivables	3,941	4,031
Reserve	(1,961)	(1,976)

Total accounts and other receivables, net	$147,508	$147,499

Insurance receivables are from insurance carriers for reimbursable claims pertaining to resultant damage from construction defects on delivered homes (see Note 11). Delivered homes for policy years August 1, 2001 to present are insured or reinsured by third-party and affiliate insurance carriers. At December 31, 2014 and 2013, insurance receivables from affiliate insurance carriers were $61.4 million and $44.0 million, respectively.

We reserve for uncollectible receivables that are specifically identified.

6. Inventory

At December 31, 2014 and 2013, inventory was as follows:

	December 31,
	2014	2013
	(In thousands)
Model homes	$86,340	$87,728
Completed homes for sale	32,350	20,285
Homes under construction	310,318	257,662
Lots available for construction	402,001	342,622
Land under development	107,120	122,257
Land held for future development	126,925	70,618
Land held for sale	78,845	79,102
Land deposits and preacquisition costs	29,686	32,998

Total inventory	$1,173,585	$1,013,272

Model homes, completed homes for sale and homes under construction include all costs associated with home construction, including land, development, indirects, permits and vertical construction. Lots available for construction include costs incurred prior to home construction such as land, development, indirects and permits. Land under development includes costs incurred during site development such as land, development, indirects and permits. Land under development transfers to lots available for construction once site development is complete and is ready for vertical construction. Land is classified as held for future development if significant development has not occurred. Land held for sale represents residential and commercial land designated for sale, including water system connection rights that will be transferred to homebuyers upon delivery of their home, transferred upon sale of land to the respective buyer, sold or leased, but generally only within the local jurisdiction. At December 31, 2014 and 2013, land held for sale included water system connection rights of $12.6 million and $11.4 million, respectively.

Impairment

Inventory, including the captions above, are stated at cost, unless the carrying amount is determined to be unrecoverable, in which case inventories are adjusted to fair value or fair value less costs to sell (see Note 2).

For the years ended December 31, 2014, 2013 and 2012, inventory impairment charges were as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Inventory impairment charge	$9,035	$0	$0

Remaining carrying value of inventory impaired at end of year	$14,888	$0	$0

Projects impaired	3	0	0

Projects evaluated for impairment (a)	145	126	132

(a)	Large land parcels not subdivided into communities are counted as one project. Once parcels are subdivided, the project count will increase accordingly.

Write-off of Deposits and Preacquisition Costs

Land deposits and preacquisition costs for potential acquisitions and land option contracts are included in inventory. When a potential acquisition or land option contract is abandoned, related deposits and preacquisition costs are written off to other income (expense), net. For the years ended December 31, 2014, 2013 and 2012, write-offs of deposits and preacquisition costs were $1.3 million, $1.4 million and $2.0 million, respectively.

Interest Capitalization

Interest is capitalized to inventory during development and other qualifying activities and is charged to cost of sales as related units deliver. Interest is capitalized to investments in unconsolidated joint ventures during the period the joint venture has activities in progress to commence its planned principal operations, and is charged to equity in income (loss) from unconsolidated joint ventures over the useful life of the joint venture’s assets.

For the years ended December 31, 2014, 2013 and 2012, interest incurred, capitalized and expensed was as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Interest incurred	$68,204	$67,048	$66,857

Interest expensed (a)	$595	$5,071	$19,862

Interest capitalized as a cost of inventory	$64,697	$59,699	$46,146

Interest previously capitalized as a cost of inventory, included in cost of sales	$(68,780)	$(60,448)	$(54,733)

Interest capitalized in ending inventory (b)	$98,017	$102,100	$102,849

Interest capitalized as a cost of investments in unconsolidated joint ventures	$2,912	$2,278	$849

Interest previously capitalized as a cost of investments in joint ventures, included in equity in income (loss) from unconsolidated joint ventures	$(2,444)	$(1,189)	$(849)

Interest capitalized in ending investments in unconsolidated joint ventures	$1,557	$1,089	$0

(a)	For the eight months ended August 31, 2013 and for the year ended December 31, 2012, assets qualifying for interest capitalization were less than debt; therefore, non-qualifying interest was expensed. For the period from September 2013 to December 2014, qualifying assets exceeded debt; therefore, no interest on the Secured Notes (see Note 10) was expensed. 2014 interest expense represents fees charged on the unused Revolver (see Note 10) that is not considered a cost of borrowing and is not capitalized.
(b)	Inventory impairment charges were recorded against total inventory of the respective community. Capitalized interest reflects the gross amount of capitalized interest as impairment charges recognized were generally not allocated to specific components of inventory.

Model Homes Costs

Certain costs of model homes are capitalized to inventory and amortized as selling expense when the related units in the respective communities deliver. For the years ended December 31, 2014, 2013 and 2012, amortized model homes costs were $12.0 million, $10.3 million and $8.2 million, respectively.

7. Investments in and Advances to Unconsolidated Joint Ventures

Unconsolidated joint ventures, which we do not control but have significant influence through ownership interests generally up to 50%, are accounted for using the equity method of accounting. These joint ventures are generally involved in real property development. Earnings and losses are allocated in accordance with terms of joint venture agreements.

Losses and distributions from joint ventures in excess of the carrying amount of our investment (“Deficit Distributions”) are included in other liabilities. We record Deficit Distributions since we are liable for this deficit to the respective joint ventures. Deficit Distributions are offset by future earnings of, or future contributions to, the joint ventures. At December 31, 2014 and 2013, Deficit Distributions were $0.3 million and $0.4 million, respectively.

At December 31, 2014 and 2013, investments in and advances to unconsolidated joint ventures were as follows:

	December 31,
	2014	2013
	(In thousands)
Equity investments	$34,037	$47,748
Loan advances	8,727	1,037

Total investments in and advances to unconsolidated joint ventures	$42,764	$48,785

At December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012, condensed financial information for our unconsolidated joint ventures was as follows:

Condensed Balance Sheet Information

	December 31,
	2014	2013
	(In thousands)
Assets
Real estate inventory	$253,422	$267,460
Other assets	83,674	130,840

Total assets	$337,096	$398,300

Liabilities and equity
Notes payable	$159,042	$78,589
Other liabilities	58,376	99,395

Total liabilities	217,418	177,984
Equity:
The Company (a)	33,731	47,397
Others	85,947	172,919

Total equity	119,678	220,316

Total liabilities and equity	$337,096	$398,300

Condensed Income Statement Information

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues	$288,623	$90,743	$46,586
Expenses	(223,899)	(85,594)	(48,079)

Net income (loss)	64,724	5,149	(1,493)

The Company’s share of net income (loss)	$9,142	$(1,104)	$378

(a)	At December 31, 2014 and 2013, includes Deficit Distributions of $0.3 million and $0.4 million, respectively.

At December 31, 2014 and 2013, total unconsolidated joint ventures’ notes payable consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Bank and seller notes payable:
Guaranteed (subject to remargin obligations)	$55,675	$52,515
Non-Guaranteed	34,824	10,073

Total bank and seller notes payable (a)	90,499	62,588

Partner notes payable (b) :
Unsecured	68,543	16,001

Total unconsolidated joint venture notes payable	$159,042	$78,589

Other unconsolidated joint venture notes payable (c)	$83,847	$55,441

(a)	All bank and seller notes were secured by real property.
(b)	No guarantees were provided on partner notes payables. In January 2014, a $3.2 million partner note from one joint venture was paid in full.
(c)	Through indirect effective ownership in two joint ventures of 12.3% and 0.0003%, respectively, that had bank notes payable secured by real property in which we have not provided a guaranty.

At December 31, 2014 and 2013, remargin obligations and guarantees provided on debt of our unconsolidated joint ventures were on a joint and/or several basis and include, but are not limited to, project completion, interest and carry, and loan-to-value maintenance guarantees.

For a joint venture, RRWS, LLC (“RRWS”), we have a remargin obligation that is limited to the lesser of 50% of the outstanding balance in total for these joint venture loans or $35.0 million, which outstanding loan balances at December 31, 2014 and 2013 were $43.0 million and $47.7 million, respectively. Consequently, our maximum remargin obligation at December 31, 2014 and 2013 was $21.5 million and $23.8 million, respectively. We also have an agreement where we could potentially recover a portion of payments we made. However, we cannot provide assurance we could collect under this agreement.

For a second joint venture, Polo Estates Ventures, LLC (“Polo”), we have a joint and several remargin guarantee on loan obligations which, in total at December 31, 2014 and 2013 were $12.7 million and $4.8 million, respectively. At December 31, 2014 and 2013, the total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. We also have reimbursement rights where we could potentially recover a portion of payments we made. However, we cannot provide assurance we could collect such payments.

No liabilities were recorded for these guarantees at December 31, 2014 and 2013 as the fair value of the secured real estate assets exceeded the threshold at which a remargin payment is required.

At December 31, 2014 and 2013, loan advances to unconsolidated joint ventures, including accrued interest, were $8.7 million and $1.0 million, respectively. These notes receivable bear interest ranging from 7.5% to 12% and mature through 2021. Further, a loan advance bearing 8% interest can earn additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of the joint venture, and can be repaid prior to 2020. Quarterly, we evaluate collectability of these loan advances, which includes consideration of prior payment history, operating performance and future payment requirements under the applicable note. Based on these criteria, we do not anticipate collection risks on these loan advances.

Our ability to make joint venture and other restricted payments and investments is governed by the Indenture governing the Secured Notes (the “Indenture”, see Note 10). We are permitted to make restricted payments under (i) a $70.0 million revolving basket available solely for joint venture investments and advances; (ii) a $10 million general basket that can be used for joint venture investments and advances; and (iii) a broader restricted payment basket available if our Consolidated Fixed Charge Coverage Ratio (as defined in the Indenture) is at least 2.0 to 1.0. The aggregate amount of restricted payments made under this broader restricted payment basket cannot exceed 50% of our cumulative Consolidated Net Income (as defined in the Indenture) generated from and including October 1, 2013, plus the aggregate net cash proceeds of, and the fair market value of, any property or other asset received by the Company as a capital contribution or upon the issuance of indebtedness or certain securities by the Company from and including October 1, 2013, plus, to the extent not included in Consolidated Net Income, certain amounts received in connection with dispositions, distributions or repayments of restricted investments, plus the value of any unrestricted subsidiary which is redesignated as a restricted subsidiary under the Indenture. We have joint ventures which have used, and are expected to use, capacity under these restricted payment baskets. In 2013, we entered into a joint venture in Southern California and committed to contribute up to $45.0 million. At December 31, 2013, we made aggregate contributions of $15.1 million to this joint venture, which were returned to us by December 31, 2014.

8. Variable Interest Entities

ASC 810 requires a VIE to be consolidated in the financial statements of a company if it is the primary beneficiary of the VIE. Accordingly, the primary beneficiary has the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb its losses or the right to receive its benefits. At December 31, 2014 and 2013, all VIEs were evaluated to determine the primary beneficiary.

Joint Ventures

We enter into joint ventures for homebuilding and land development activities. Investments in these joint ventures may create a variable interest in a VIE, depending on contractual terms of the venture. We analyze our joint ventures in accordance with ASC 810 to determine whether they are VIEs and, if so, whether we are the primary beneficiary. At December 31, 2014 and 2013, these joint ventures were not consolidated in our consolidated financial statements since they were not VIEs, or if they were VIEs, we were not the primary beneficiary.

At December 31, 2014 and 2013, we had a variable interest in an unconsolidated joint venture determined to be a VIE. The joint venture, RRWS, was formed in December 2012 and is owned 50% by us and 50% by a third-party real estate developer (the “RRWS Partner”). Several acquisition, development and construction loans were entered into by RRWS, each with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loan. We and RRWS Partner each executed limited completion, interest and carry guarantees and environmental indemnities on a joint and several basis. In addition, we and RRWS Partner executed loan-to-value maintenance agreements for each loan on a joint and several basis. We have a maximum aggregate liability under the remargin arrangements of the lesser of 50% of the outstanding balances in total for these joint venture loans or $35.0 million. Our and RRWS Partner’s obligations under the remargin arrangements are limited during the first two years of the loans. In addition to remargin arrangements, the RRWS Partner and several of its principals executed repayment guarantees with no limit on their liability. At December 31, 2014 and 2013, outstanding bank notes payable were $43.0 million and $47.7 million, respectively, of which we have a maximum remargin obligation of $21.5 million and $23.8 million, respectively. We also have an agreement from the RRWS Partner, under which we could potentially recover a portion of payments we made. However, we cannot provide assurance we could collect under this agreement.

At December 31, 2014 and 2013, we had a variable interest in a second unconsolidated joint venture determined to be a VIE. The joint venture, Polo, was formed in November 2012 and is owned 50% by us and 50% by a third-party investor (“Polo Partner”). Polo entered into acquisition, development and construction loans in July 2013 with two-year terms and options to extend for one year, subject to certain conditions. Each loan is cross collateralized and cross defaulted with the other loan. We and Polo Partner each executed loan-to-value maintenance arrangements for each loan on a joint and several basis. At December 31, 2014 and 2013, outstanding bank notes payable were $12.7 million and $4.8 million, respectively, and total maximum borrowings permitted on these loans were $21.6 million and $21.6 million, respectively. We also have reimbursement rights where we could potentially recover a portion of payments we made. However, we cannot provide assurance we could collect such payments.

At December 31, 2014 and December 31, 2013, we had a variable interest in a third unconsolidated joint venture determined to be a VIE. The joint venture, Vistancia West Holdings LP (“Vistancia West”), was formed in August 2013 and is owned 10% by us and 90% by a third-party investor (“Vistancia West Partner”). A wholly-owned subsidiary of Vistancia West entered into a $27.5 million revolving credit facility in September 2014 with a three-year term, renewable annually subject to certain conditions. The revolving credit facility is secured by the underlying property and is non-recourse to us and the Vistancia West Partner. At December 31, 2014, outstanding bank notes payable were $3.8 million.

In accordance with ASC 810, we determined we were not the primary beneficiaries of RRWS, Polo and Vistancia West because we did not have the power to direct activities that most significantly impact the economic performance of these entities, such as determining or limiting the scope or purpose of the respective entity, selling or transferring property owned or controlled by the respective entity, and arranging financing for the respective entity.

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

In accordance with ASC 810, we analyzed our land option and similar contracts to determine if respective land sellers are VIEs and, if so, if we are the primary beneficiary. Although we do not have legal title to the optioned land, ASC 810 requires us to consolidate a VIE if we are the primary beneficiary. At December 31, 2014 and 2013, we determined we were not the primary beneficiary of such VIEs because we did not have the power to direct activities of the VIE that most significantly impact the VIE’s economic performance, such as selling, transferring or developing land owned by the VIE.

At December 31, 2014, we had $4.2 million of refundable and non-refundable cash deposits associated with land option contracts with unconsolidated VIEs, having a $60.6 million remaining purchase price. We also had $21.2 million of refundable and non-refundable cash deposits associated with land option contracts that were not with VIEs, having a $450.6 million remaining purchase price.

Our loss exposure on land option contracts consists of non-refundable deposits, which were $24.8 million and $6.9 million at December 31, 2014 and 2013, respectively, and capitalized preacquisition costs of $4.4 million and $12.0 million, respectively, which were in inventory in the consolidated balance sheets.

9. Other Assets, Net

At December 31, 2014 and 2013, other assets were as follows:

	December 31,
	2014	2013
	(In thousands)
Income tax receivable	$1,384	$2,199
Deferred tax asset (see Note 13)	20,159	16,337
Investments	9,815	9,439
Property and equipment, net	4,140	4,103
Capitalized loan origination fees	9,730	11,089
Deposits in lieu of bonds and letters of credit	8,653	10,294
Prepaid insurance	2,589	2,460
Other	2,652	1,149

Total other assets, net	$59,122	$57,070

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

For the year ended December 31, 2013, there were $0.1 million of realized gains on available-for-sale securities. For the year ended December 31, 2014, there were no realized gains or losses.

Capitalized Loan Origination Fees

In accordance with ASC 470, loan origination fees are capitalized and amortized as interest over the term of the related debt.

Deposits in Lieu of Bonds and Letters of Credit

We make cash deposits in lieu of bonds or letters of credit with various agencies for some of our homebuilding projects. These deposits may be returned as the collateral requirements decrease or they are replaced with new bonds or letters of credit.

10. Notes Payable

At December 31, 2014 and 2013, notes payable were as follows:

	December 31,
	2014	2013
	(In thousands)
$750.0 million 8.625% senior secured notes, due May 2019	$750,000	$750,000
$125.0 million secured revolving credit facility (the “Revolver”), interest currently at the applicable Eurocurrency rate plus 2.75%, matures March 1, 2016	0	0
Promissory notes, interest ranging from 1% to 4%, maturing through 2016, secured by deeds of trust on inventory	11,404	1,708

Total notes payable	$761,404	$751,708

Our Secured Notes were issued on May 10, 2011 at $750.0 million, bear interest at 8.625% paid semi-annually on May 15 and November 15, and do not require principal payments until maturity on May 15, 2019. The Secured Notes are redeemable, in whole or in part, at the Company’s option beginning on May 15, 2015 at a price of 104.313 per bond, reducing to 102.156 on May 15, 2016 and are redeemable at par beginning on May 15, 2017. The Secured Notes may be redeemed prior to May 15, 2015 subject to a make-whole premium. At December 31, 2014 and 2013, accrued interest was $8.1 million and $8.1 million, respectively.

The Indenture contains covenants that limit, among other things, our ability to incur additional indebtedness (including the issuance of certain preferred stock), pay dividends and distributions on our equity interests, repurchase our equity interests, retire unsecured or subordinated notes more than one year prior to their maturity, make investments in subsidiaries and joint ventures that are not restricted subsidiaries that guarantee the Secured Notes, sell certain assets, incur liens, merge with or into other companies, expand into unrelated businesses, and enter in certain transactions with our affiliates. At December 31, 2014 and 2013, we were in compliance with these covenants.

In February 2014, we replaced our $75.0 million letter of credit facility with the Revolver, which bears interest, at the Company’s option, either at (i) a daily eurocurrency base rate as defined in the credit agreement governing the Revolver (the “Credit Agreement”), plus a margin of 2.75%, or (ii) a eurocurrency rate as defined in the Credit Agreement, plus a margin of 2.75%, and matures March 1, 2016. Borrowing availability is determined by a borrowing base formula and we are subject to financial covenants, including minimum net worth and leverage and interest coverage ratios. If we do not maintain compliance with these financial covenants, the Revolver converts to an 18-month amortizing term loan. At December 31, 2014, we were in compliance with these covenants and no amounts were outstanding.

11. Other Liabilities

At December 31, 2014 and 2013, other liabilities were as follows:

	December 31,
	2014	2013
	(In thousands)
Completed operations reserves	$136,155	$138,610
Warranty reserves	22,698	20,648
Accrued profit and revenue participation arrangements (see Note 12)	23,815	678
Deferred revenue/gain	22,769	29,358
Provisions for delivered homes/communities	9,116	10,591
Deposits (primarily homebuyer)	17,869	14,281
Legal reserves	15,705	4,576
Accrued interest	8,127	8,086
Accrued compensation and benefits	12,534	9,389
Distributions payable	2,169	2,531
Deficit Distributions (see Note 7)	307	351
Other	7,066	6,702

Total other liabilities	$278,330	$245,801

Completed Operations Reserves

Reserves for completed operations primarily represent claims for property damage to completed homes and projects outside of our one-to-two year fit and finish warranty period. Specific length, terms and conditions of completed operations claims vary depending on the market in which homes deliver and can range up to ten years from the delivery of a home. Expenses and liabilities are recorded for potential completed operations claims based upon aggregated loss experience, which includes an estimate of completed operations claims incurred but not reported, and is actuarially estimated using individual case-based valuations and statistical analysis. For policy years from August 1, 2001 through the present, completed operations claims are insured or reinsured by third-party and affiliate insurance carriers.

For the years ended December 31, 2014, 2013 and 2012, changes in completed operations reserves were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Insured completed operations
Balance, beginning of the year	$138,610	$131,519	$109,390
Reserves provided	15,133	19,002	40,087
Claims paid	(17,588)	(11,911)	(17,958)

Total completed operations reserves	$136,155	$138,610	$131,519

Reserves provided for completed operations are generally fully offset by changes in insurance receivables (see Note 5); however, premiums paid for completed operations insurance policies are included in cost of sales. For actual completed operations claims and estimates of completed operations claims incurred but not reported, we estimate and record corresponding insurance receivables under applicable policies when recovery is probable. At December 31, 2014 and 2013, insurance receivables were $136.2 million and $138.6 million, respectively.

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

Warranty Reserve

We offer a limited one or two year fit and finish warranty for our homes. Specific terms and conditions of these warranties vary in the markets in which homes deliver. We estimate warranty costs to be incurred and record a liability and a charge to cost of sales when home revenue is recognized. We also include in our warranty reserve the uncovered losses related to completed operations coverage, which approximates 12.5% of the total property damage estimate. Factors affecting warranty liability include number of homes delivered, historical and anticipated warranty claims, and cost per claim history and trends. We regularly assess the adequacy of our warranty liabilities and adjust amounts as necessary.

For the years ended December 31, 2014, 2013 and 2012, changes in warranty liability were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance, beginning of the year	$20,648	$17,749	$17,358
Provision for warranties	14,363	11,188	8,958
Warranty costs paid	(12,313)	(8,289)	(8,567)

Balance, end of the year	$22,698	$20,648	$17,749

Deferred Revenue/Gain

Deferred revenue/gain represents deferred revenues or gains on transactions in which an insufficient down payment was received or a future performance, passage of time or event is required. At December 31, 2014 and 2013, deferred revenue/gain primarily represents the PIC Transaction described below.

Completed operations claims were insured through PIC for policy years August 1, 2001 to July 31, 2007. In December 2009, PIC entered into a series of novation and reinsurance transactions (the “PIC Transaction”).

First, PIC entered into a novation agreement with JFSCI to novate its deductible reimbursement obligations related to its workers’ compensation and general liability risks at September 30, 2009 for policy years August 1, 2001 to July 31, 2007, and its completed operations risks from August 1, 2005 to July 31, 2007. Concurrently, JFSCI entered into insurance arrangements with third party insurance carriers to insure these policies. As a result of this novation, a $19.2 million gain was deferred and will be recognized as income when related claims are paid. In addition, the deferred gain may change based on changes in actuarial estimates. Changes to the deferred gain are recognized as current period income or expense. At December 31, 2014 and 2013, the unamortized deferred gain was $14.9 million and $18.9 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we recognized $4.1 million, $1.4 million and $(4.7) million, respectively, of this deferral as income (expense), which was included in gain (loss) on reinsurance transaction, and includes both the impact of income recognized from claims paid and as income or expense from increases or decreases to the deferred gain from changes in actuarial estimates.

Second, PIC entered into reinsurance agreements with unrelated reinsurers that reinsured 100% of its expected completed operations risks from August 1, 2001 to July 31, 2005. As a result of the reinsurance, a $15.6 million gain was deferred and will be recognized as income when the related claims are paid. In addition, the deferred gain may change based on changes in actuarial estimates. Changes to the deferred gain are recognized as current period income or expense. At December 31, 2014 and 2013, the unamortized deferred gain was $4.7 million and $7.8 million, respectively. For the years ended December 31, 2014, 2013, and 2012, we recognized $3.1 million, $0.6 million and $(7.3) million, respectively, of this deferral as income (expense), which was included in gain (loss) on reinsurance transaction, and includes both the impact of income recognized from claims paid as well as income or expense from increases or decreases to the deferred gain from changes in actuarial adjustments.

As a result of the PIC Transaction, if the estimated ultimate loss to be paid under these policies exceeds the policy limits under the novation and reinsurance transactions, the shortfall is expected to be funded by JFSCI for the policies novated to JFSCI and by PIC for the policies it reinsured.

Distributions Payable

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and we recorded the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. At December 31, 2014 and 2013, the distribution payable was $2.2 million and $2.5 million, respectively.

12. Affiliate Transactions

Affiliate Receivables and Payables

At December 31, 2014 and 2013, receivables from affiliates, net were as follows:

	December 31,
	2014	2013
	(In thousands)
Note receivable from JFSCI	$0	$21,588
Notes receivable from affiliates	15,303	18,822
Reserves for notes receivable from affiliates	(12,917)	(12,842)
Receivables from affiliates	4,017	3,745

Total receivables from affiliates, net	$6,403	$31,313

In May 2011, concurrent with issuance of the Secured Notes, the previous unsecured receivable from JFSCI was partially paid down and the balance converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. During 2013, JFSCI elected to make prepayments, including accrued interest, of $3.8 million and in 2014, paid the balance in full.

At December 31, 2014 and 2013, notes receivable from affiliates, including accrued interest, were $2.4 million and $6.0 million, respectively, net of related reserves of $12.9 million and $12.8 million, respectively. These notes are unsecured and mature from August 2016 through March 2019. At December 31, 2014, these notes bore interest ranging from Prime less 0.75% (2.5%) to 4.20%, and at December 31, 2013, from Prime less .75% (2.5%) to 4.25%. Quarterly, we evaluate collectability of these notes which includes consideration of prior payment history, operating performance and future payment requirements under the applicable notes. Based on these criteria, two notes receivable were deemed uncollectible in 2009 and fully reserved. We do not anticipate collection risks on the other notes receivable.

The Company, entities under common control and certain unconsolidated joint ventures also engage in transactions on behalf of the other, such as payment of invoices and payroll. Amounts resulting from these transactions are recorded in receivables from affiliates or payables to affiliates, are non-interest bearing, due on demand and generally paid monthly. At December 31, 2014 and 2013, these receivables were $4.0 million and $3.7 million, respectively, and these payables were $4.8 million and $0.1 million, respectively.

Real Property and Joint Venture Transactions

Redemption or Purchase of Interest in Joint Venture

In March 2012, our entire 58% interest in Shea Colorado, LLC (“SCLLC”), a consolidated joint venture with Shea Properties II, LLC, an affiliate and the non-controlling member, was redeemed by SCLLC. In valuing our 58% interest in SCLLC, and to ensure receipt of net assets of equal value to our ownership interest, we used third-party real estate appraisals. The estimated fair value of the assets received by us was $30.8 million. However, as the non-controlling member is an affiliate under common control, the assets and liabilities received by us were recorded at net book value and the difference in our investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to our equity.

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

Other Real Property and Joint Venture Transactions

In January 2014, we entered into a purchase and sale agreement with an affiliate and acquired undeveloped land in Northern California. Consideration included $4.4 million of cash, assumption of a $1.3 million net liability, and future revenue participation payments (the “RAPA”), which is calculated at 11% of gross revenues from home deliveries, payable quarterly and limited to $19.6 million. The RAPA liability, based on a third-party real estate appraisal, is estimated to be $19.6 million, which is included in other liabilities (see Note 11). As the transaction is with an affiliate under common control, the $25.3 million of consideration to be paid in excess of book value was recorded as an equity distribution.

In February 2014, we entered into a purchase and sale agreement to sell land in Southern California to an affiliate under common control for $1.0 million cash and assumption of certain construction obligations. The $0.9 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution.

In June 2014, we entered into a purchase and sale agreement (“PSA”) to purchase land in Northern California from an unconsolidated joint venture in which we have a 33% ownership interest. We paid $2.7 million for 70 lots and acquired an option to purchase 262 lots in seven phases through 2019 for an estimated $18.5 million. The PSA also includes additional consideration based on future price and profit appreciation for each phase, payable after the last home delivery for that respective phase. In conjunction with the purchase of the 70 lots, we deferred $0.9 million of profit representing our proportionate share of the corresponding land sale profit from the joint venture and recorded it as a reduction of inventory.

In October 2012, we sold land in Colorado to an affiliate for $4.6 million. As the affiliate is under common control, the $2.4 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution.

At December 31, 2014 and 2013, we were the managing member for 13 and 10, respectively, unconsolidated joint ventures and received management fees from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures. Fees representing cost reimbursement are recorded as an offset to general and administrative expense; fees in excess of costs are recorded as revenues. For the years ended December 31, 2014, 2013 and 2012, $11.4 million, $8.0 million and $4.3 million, respectively, of management fees were offset against general and administrative expenses; and $1.1 million, $0.5 million and $0.2 million, respectively, of management fees were included in revenues.

Other Affiliate Transactions

JFSCI provides corporate services, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. For the years ended December 31, 2014, 2013 and 2012, general and administrative expenses included $23.3 million, $20.3 million and $18.1 million, respectively, for these corporate services.

We obtain workers compensation insurance, commercial general liability insurance and insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third-party insurance providers. Some of these policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverage provided by these third party and affiliate insurance providers. Policies covering these risks from unrelated third party insurance providers are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from affiliated entities to insure these large retentions or deductibles. For the years ended December 31, 2014, 2013 and 2012, amounts paid to affiliates for this retention insurance coverage were $21.3 million, $14.1 million and $13.1 million, respectively.

13. Income Taxes

Income Tax Benefit (Expense)

For the years ended December 31, 2014, 2013 and 2012, major components of the income tax benefit (expense), primarily for SHI, were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current:
Federal	$(19,361)	$0	$0
State	(3,673)	(1,766)	(78)

Total current	(23,034)	(1,766)	(78)
Deferred:
Federal	4,577	13,385	(532)
State	244	2,482	(6)

Total deferred	4,821	15,867	(538)

Total income tax benefit (expense)	$(18,213)	$14,101	$(616)

Reconciliation of Expected Income Tax Benefit (Expense)

For the years ended December 31, 2014, 2013 and 2012, the effective tax rate differed from the 35% federal statutory rate due to the following:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income before income taxes	$151,612	$111,838	$29,800

Income tax expense computed at statutory rate	$(53,064)	$(39,143)	$(10,430)
Increase (decrease) resulting from:
Non-taxable entities income (a)	35,893	25,275	7,134
State taxes, net of federal income tax benefit	(2,603)	(1,901)	(1,045)
Small insurance company election (831b)	1,057	198	(2,583)
Section 199 deduction	1,313	875	0
Change in valuation allowance for deferred tax assets	247	32,223	5,461
Other, net	(1,056)	(3,426)	847

Total income tax benefit (expense)	$(18,213)	$14,101	$(616)

Effective tax rate	12.0%	(12.6)%	2.1%

(a)	Non-taxable entities represent income or loss related to SHLP, non-controlling interests and consolidated limited partnerships and limited liability companies in which the taxable income or loss is reflected on the respective partners’ tax return.

Deferred Income Taxes

At December 31, 2014 and 2013, the tax effects of temporary differences that give rise to significant portions of deferred taxes for SHI were as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Housing and land inventory basis differences	$14,214	$8,746
Available loss carryforwards	4,961	7,696
Impairment of inventory and investments	482	782
Other	1,399	1,166

Total deferred tax assets	21,056	18,390
Deferred tax liabilities
Income recognition	(635)	(1,544)

Total deferred tax liabilities	(635)	(1,544)

Subtotal	20,421	16,846
Valuation allowance	(262)	(509)

Net deferred tax assets	$20,159	$16,337

Due to a change in ownership of Shea Homes Southwest, Inc., formerly known as Foundation Administration Services Corp., a wholly-owned subsidiary, in 2001, NOL carryforwards utilized in a given year to offset future taxable income are subject to an annual limitation of approximately $4.6 million pursuant to Section 382 of the U.S. Internal Revenue Code of 1986, as amended. As a result of this annual limitation, available NOL carryforwards have been reduced by the amount expected to expire. At December 31, 2014, SHI had NOL carryforwards of approximately $14.2 million, net, which expire by 2018 and are subject to annual limitations of $4.6 million.

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

Because of the continued annual pretax losses for SHI through the year ended December 31, 2009, the Company determined it was more-likely-than-not that at December 31, 2009, the net deferred tax assets of $51.9 million would not be realized. Accordingly, for the year ended December 31, 2009, the deferred tax asset valuation allowance increased $32.7 million to fully reserve the net deferred tax asset. At December 2011 and 2010, our assessment of deferred tax assets was consistent with 2009 and the net deferred tax asset of $38.2 million and $48.8 million, respectively, remained fully reserved. For the year ended December 31, 2012, SHI generated pretax income for the first time since 2007, a result of the beginning of a housing industry recovery. However, since we only returned to profitability in 2012 and the housing recovery was in its early stages, the $32.7 million net deferred tax assets at December 31, 2012 remained fully reserved.

At December 31, 2013, the Company determined it was more-likely-than-not most of the net deferred tax assets would be realized, which, during the 2013 fourth quarter, resulted in a $15.6 million reversal of the valuation allowance on its deferred tax assets. The Company evaluated positive and negative evidence, including financial performance, to determine its ability to realize its deferred tax assets. In its evaluation, the Company gave more weight to objective evidence, such as sales backlog, compared to subjective evidence, such as tax planning strategies. Also, significant weight was given to evidence directly related to the Company’s recent financial performance, such as customer traffic at its communities and cancellation rates, compared to indirect evidence, such as mortgage interest rates, or less recent evidence.

At December 31, 2013, in evaluating the valuation allowance, the Company gave more weight to its improving financial results in 2013, particularly growth in pre-tax income, gross margins and backlog sales value. The Company also estimated that if its pre-tax income continued, the NOLs would be realized before they expire in 2018. Additionally, the Company considered the subjective, direct positive evidence of improving market fundamentals and its plan to open new communities.

Prior to December 31, 2013, the Company gave substantial weight to its losses incurred during the housing downturn in addition to other negative, indirect evidence, such as weakness in the economy, consumer confidence and housing market and a more restrictive mortgage lending environment.

At December 31, 2014 and 2013, the valuation allowance related to capital losses that expire in 2016 and 2017, and the impairment of debt securities that mature in 2021 and 2022. It is unknown if these deferred tax assets will be realized.

Uncertain Tax Positions

Since 2002, SHLP and SHI used the completed contract method of accounting (“CCM”) to determine when to recognize taxable income or loss with respect to the majority of their respective homebuilding operations. Federal law allows homebuilders like SHLP and SHI to defer taxable income/loss recognition from their homebuilding operations until the tax year in which the contracts are substantially complete, rather than annually based on the percentage of completion method. The U.S. Internal Revenue Service (the “IRS”) objected to SHLP’s and SHI’s use of the CCM and assessed a tax deficiency against them, contending they did not accurately and appropriately apply the relevant U.S. Treasury Regulations in calculating their respective homebuilding projects’ income/loss pursuant to the CCM for years 2004 through 2008, and years 2003 through 2008, respectively. SHLP and SHI believe their use of the CCM complies with the relevant regulations and filed a petition in 2009 with the United States Tax Court (the “Tax Court”) to contest the notice of deficiency and to challenge the IRS position. On February 12, 2014, the Tax Court ruled in our favor, issuing a formal decision on April 21, 2014 (the “Tax Court Decision”). Pursuant to the ruling, we are permitted to continue to report income and loss from the delivery of homes using the CCM. As a result, no additional tax, interest or penalties are currently due and owing by the Partners or us. The IRS has appealed the Tax Court Decision to the U.S. Court of Appeals for the Ninth Circuit (the “Court of Appeals”). We and the IRS have each filed briefs and the IRS is entitled to file a reply brief, which is due to be filed no later than March 2015. The Court of Appeals will schedule oral argument after briefing is completed; we cannot predict when it will schedule the argument or issue its decision.

Notwithstanding the appeal by the IRS, we believe our position will more likely than not prevail and accordingly, have not recorded a liability for related taxes or interest for SHI. Furthermore, as a limited partnership, income taxes, interest or penalties imposed on SHLP are the Partners’ responsibility and are not reflected in the tax provision in these consolidated financial statements. However, if the Tax Court Decision is overturned in whole or in part, SHI could be obligated to pay the IRS and applicable state taxing authorities up to $74 million and, under the Tax Distribution Agreement, SHLP could be obligated to make a distribution to the Partners up to $134 million to fund their related payments to the IRS and applicable state taxing authorities. However, the Indenture provides the amount we may pay on behalf of SHI and distribute to the Partners for this matter may not exceed $70.0 million, unless we receive a cash equity contribution from JFSCI for such excess or unless we use some of our capacity under the Indenture to make restricted payments. Any potential shortfall would be absorbed by the Partners.

In 2014, we filed Form 3115 with the IRS to change our income tax accounting method of how we record certain expenses on our income tax returns beginning in 2014. As we believe it is more likely-than-not the change will be approved by the IRS, we reflected this income tax accounting method in our 2014 income tax expense. If we are unsuccessful in our application to change our income tax accounting method, we could incur an income tax liability for prior years ranging up to $13.5 million, and the Partners could have a reduction in their income tax liability ranging up to $13.5 million.

14. Owners’ Equity

Owners’ equity consists of partners’ preferred and common capital. Common capital is comprised of limited partners with a collective 78.38% ownership and a general partner with a 20.62% ownership. Preferred capital is comprised of limited partners with either series B (“Series B”) or series D (“Series D”) classification. Series B holders have no ownership interest but earn a preferred return at Prime less 2.05% per annum through December 31, 2012 (1.2% at December 31, 2012) on unreturned preferred capital balances and Series D holders have a 1% ownership interest and earn a preferred return at 7% per annum through December 31, 2012 on unreturned preferred capital balances. In August 2013, the Agreement was amended and the rates on the Series B and Series D were changed, effective January 1, 2013. Series B earns a rate of 1.2% from January 1, 2013 to December 31, 2016; 2.25% from January 1, 2017 to December 31, 2020; and Prime less 2.05% from January 1, 2021 and thereafter on unreturned capital balances. Series D earns a rate of 2.0% from January 1, 2013 to December 31, 2016; 12.75% from January 1, 2017 to December 31, 2020; and 7.0% from January 1, 2021 and thereafter on unreturned capital balances. At December 31, 2014 and 2013, accumulated undistributed preferred returns for Series B holders were $24.6 million and $22.7 million, respectively. At December 31, 2014 and 2013, accumulated undistributed preferred returns for Series D holders were $60.4 million and $56.6 million, respectively.

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

15. Retirement Savings and Deferred Compensation Plans

401(k) Retirement Savings Plan

JFSCI, on our behalf, maintains a 401(k) Retirement Savings Plan that includes a profit sharing component covering all eligible employees. The plan includes employer participation in accordance with provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions. On a discretionary basis, we may match employee contributions up to a percentage of the employee’s salary as determined by the Company. The profit sharing portion of the plan is discretionary and non-contributory, allowing us to make additional contributions based on a percentage of the employee’s salary as determined by the Company. All amounts contributed to the plan are deposited into a trust fund administered by independent trustees. For the years ended December 31, 2014, 2013 and 2012, matching 401(k) contributions were $0.9 million, $0.5 million and $0.5 million, respectively, which represented 50 cents on each dollar, up to the first 6% of the employee’s base salary, subject to a cap, for a maximum of 3%, less forfeitures. For the year ended December 31, 2014 and 2013, profit sharing contributions were $1.1 million and $0.9 million, respectively, which represented 3% of the employee’s base salary, subject to a cap. For the year ended December 31, 2012, there were no profit sharing contributions.

Deferred Compensation Plan

JFSCI, on our behalf, maintains a non-qualified Deferred Compensation Plan. The plan allows participants to defer up to 80% of base salary, 80% of commissions and 100% of bonus in a deferred account. Deferred amounts may be invested in a variety of investment funds. On behalf of each participant, on a discretionary basis, we may contribute to a separate account comprised of investment funds that correspond to such participant’s deferred account. The plan is designed to comply with Section 409A of the Internal Revenue Code. Deferred amounts may be distributed to each participant upon a separation from service, death, disability, on a scheduled withdrawal date, or with committee approval in the event of unforeseen circumstances. For the years ended December 31, 2014, 2013 and 2012, we made no contributions under the plan.

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

On June 3, 2014, the directors approved the SHAR Plan 2014 Grant (the “2014 Grant”), effective January 1, 2014 (the “2014 Effective Date”). Pursuant to the 2014 Grant, 381,909 units were issued at a stipulated base value of $14.79 per unit. The units issued pursuant to the 2014 Grant vest four years after the 2014 Effective Date. Subject to participant service eligibility requirements, appreciation in the value of the units during this period is payable to participants when such units vest, which occurs in March 2018.

At December 31, 2014 and 2013, the Company accrued $6.5 million and $4.2 million, respectively, for this plan, which is included in other liabilities.

16. Contingencies and Commitments

At December 31, 2014 and 2013, certain unrecorded contingent liabilities and commitments were as follows:

	December 31,
	2014	2013
	(In thousands)
Tax Court CCM case (capped at $70.0 million, see Note 13)	$70,000	$70,000
Remargin obligations and guarantees for unconsolidated joint venture loans (see Note 7)	34,199	28,684
Costs to complete on surety bonds for Company projects	66,836	77,276
Costs to complete on surety bonds for joint venture projects	22,694	22,845
Costs to complete on surety bonds for affiliate projects	2,152	1,614
Water system connection rights purchase obligation	27,352	30,506
Lease payment obligations to third parties	4,612	4,539
Lease payment obligations to affiliates	5,059	6,487

Total unrecorded contingent liabilities and commitments	$232,904	$241,951

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

We record a reserve for potential legal claims and regulatory matters when the specific facts and circumstances indicate they are probable of occurring and a potential loss is reasonably estimable. We revise these estimates when necessary. At December 31, 2014 and 2013, we had reserves of $15.7 million and $4.6 million, respectively, net of expected recoveries, relating to these claims and matters, and while their outcome cannot be predicted with certainty, we believe we have appropriately reserved for them. However, if the liability arising from their resolution exceeds their recorded reserves, we could incur additional charges that could be significant.

Due to the inherent difficulty of predicting outcomes of legal claims and related contingencies, we generally cannot predict their ultimate resolution, related timing or eventual loss. If our evaluations indicate loss contingencies that could be material are not probable, but are reasonably possible, we will disclose their nature with an estimate of possible range of losses or a statement that such loss is not reasonably estimable. Other than the Tax Court Decision discussed in Note 13 and the matter discussed in the following paragraph, at December 31, 2014, the range of reasonably possible losses in excess of amounts accrued was not material.

As previously disclosed, SHI was named as a defendant in an action entitled Aamodt v. Shea Homes, Inc., Case No. 14-cv-01566, filed in the U.S. District Court for the Western District of Washington. The case was filed on or around October 10, 2014. The plaintiffs in the matter purported to bring a claim seeking an undisclosed monetary recovery for alleged construction defects under Washington’s Consumer Protection Act originally involving approximately 589 homes, but subsequently amended their complaint to include approximately 964 homes and we have reached a tentative settlement of the case. While most of the settlement amount should be covered by insurance, one of our insurance carriers has denied coverage for the settlement and related matters. We are disputing this insurance carrier’s position.

At December 31, 2014, we accrued $13.3 million in connection with the settlement and related matters. Because of the uncertainty caused by the dispute with the insurance carrier described above, there can be no assurance the ultimate outcome will not be significantly different than the recorded reserve. If, for example, the insurance carrier prevails, SHI could be obligated up to an additional $9.7 million for the settlement and related matters.

Letters of Credit, Surety Bonds and Project Obligations

On May 10, 2011, we entered into a $75.0 million letter of credit facility. At December 31, 2013, there were no letters of credit outstanding under this facility. In February 2014, this facility was replaced with the Revolver, which includes a $62.5 million sublimit for letters of credit. At December 31, 2014, there were no outstanding letters of credit under the Revolver.

We provide surety bonds that guarantee completion of certain infrastructure serving our homebuilding projects. At December 31, 2014, there were $66.8 million of costs to complete in connection with $146.5 million of surety bonds issued. At December 31, 2013, there were $77.3 million of costs to complete in connection with $169.7 million of surety bonds issued.

We also provide indemnification for bonds issued by certain unconsolidated joint ventures and other affiliate projects in which we have no ownership interest. At December 31, 2014, there were $22.7 million of costs to complete in connection with $63.2 million of surety bonds issued for unconsolidated joint venture projects, and $2.2 million of costs to complete in connection with $3.5 million of surety bonds issued for affiliate projects in which we have no ownership interest. At December 31, 2013, there were $22.8 million of costs to complete in connection with $63.7 million of surety bonds issued for unconsolidated joint venture projects, and $1.6 million of costs to complete in connection with $4.9 million of surety bonds issued for affiliate projects in which we have no ownership interest.

Certain of our homebuilding projects utilize community facility district, metro-district and other local government bond financing programs to fund acquisition or construction of infrastructure improvements. Interest and principal on these bonds are typically paid from taxes and assessments levied on landowners, including land we own, and/or homeowners following the delivery of new homes in the community. Occasionally, we also enter into credit support arrangements requiring us to pay interest and principal on these bonds if taxes and assessments levied on landowners and/or homeowners are insufficient to cover such obligations. Furthermore, reimbursement of these payments to us is dependent on the district or local government’s ability to generate sufficient tax and assessment revenues from the new homes. At December 31, 2014 and 2013, in connection with credit support arrangements, there was $10.9 million and $8.6 million, respectively, reimbursable to us from certain agencies in Colorado and, accordingly, recorded in inventory as a recoverable project cost.

We also pay certain fees and costs associated with the construction of infrastructure improvements in homebuilding projects that utilize these district bond financing programs. These fees and costs are typically reimbursable to us from, and therefore dependent on, bond proceeds or taxes and assessments levied on landowners and/or homeowners. At December 31, 2014 and 2013, in connection with certain funding arrangements, there was $14.0 million and $13.1 million, respectively, reimbursable to us from certain agencies, including $12.8 million and $11.9 million, respectively, from metro-districts in Colorado and, accordingly, were recorded in inventory as a recoverable project cost.

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

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, we remain a 10% guarantor on certain community facility district bond obligations, which require us to meet a minimum calculated tangible net worth; otherwise, we are required to fund collateral to the bond issuer. At December 31, 2014 and 2013, we exceeded the minimum tangible net worth requirement.

At a consolidated homebuilding project in Colorado, we have a contractual obligation to purchase and receive water system connection rights which, at December 31, 2014 and 2013, was $27.4 million and $30.5 million, respectively, which is less than their estimated market value. These water system connection rights are held, then transferred to homebuyers upon delivery of their home, transferred upon sale of land to the respective buyer, sold or leased, but generally only within the local jurisdiction.

Lease Payment Obligations

We lease certain property and equipment under non-cancelable operating leases. Office leases are for terms of up to ten years and generally provide renewal options for terms up to an additional five years. In the normal course of business, we expect expired leases will be renewed or replaced. Equipment leases are typically for terms of three to four years.

At December 31, 2014, future minimum rental payments under operating leases (excluding affiliate operating leases for office space – see below) having initial or remaining non-cancelable lease terms in excess of one year were as follows:

Payments Due By Year	December 31,
(In thousands)
2015	$982
2016	931
2017	802
2018	743
2019 and thereafter	1,154

Total	$4,612

For the years ended December 31, 2014, 2013 and 2012, rental expense for third party operating leases was $1.7 million, $1.7 million and $1.4 million, respectively.

We also lease office space from affiliates under non-cancelable operating leases. The leases are for terms of up to ten years and generally provide renewal options for terms up to an additional five years.

At December 31, 2014, future minimal rental payments under affiliate operating leases having initial or remaining non-cancelable lease terms in excess of one year were as follows:

Payments Due By Year	December 31,
(In thousands)
2015	$1,311
2016	619
2017	366
2018	383
2019 and thereafter	2,380

Total	$5,059

For the years ended December 31, 2014, 2013 and 2012, affiliate rental expense was $0.7 million, $0.4 million and $0.6 million, respectively.

17. Supplemental Disclosure to Consolidated Statements of Cash Flows

Supplemental disclosures to the consolidated statements of cash flows were as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information
Income taxes paid (refunded)	$20,300	$1,181	$(3,891)
Interest paid, net of amounts capitalized	$584	$4,946	$19,225
Supplemental disclosure of noncash activities
Unrealized gain (loss) on available-for-sale investments, net	$318	$271	$(1,875)
Reclassification of Deficit Distributions to (from) unconsolidated joint ventures from (to) other liabilities	$45	$(365)	$212
Purchase of land in exchange for note payable	$13,004	$4,379	$8,982
Contribution of inventory to unconsolidated joint venture	$9,468	$4,082	$0
Deferred gain on inventory purchased from unconsolidated joint venture	$901	$0	$0
Distribution to Owners for assumption of liability and revenue participation payments for land purchased from an affiliate under common control	$(20,891)	$0	$0
Elimination of consolidated joint venture inventory, receivables from affiliates and other assets	$0	$0	$(41,600)
Elimination of consolidated joint venture note payable and other liabilities	$0	$0	$(1,949)
Redemption of Company’s interest in consolidated joint venture and elimination of non-controlling interest, less cash retained by non-controlling interest	$0	$0	$(39,651)

18. Segment Information

Our homebuilding business, which is responsible for substantially all of our operating results, constructs and sells single-family attached and detached homes designed to appeal to first-time, move-up, luxury and active lifestyle homebuyers. Our homebuilding business also provides management services to joint ventures and other related and unrelated parties. We manage each homebuilding community as an operating segment and have aggregated these communities into reportable segments based on geography as follows:

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

Financial information relating to reportable segments was as follows:

	December 31,
	2014	2013
	(In thousands)
Total assets:
Southern California	$370,522	$316,339
San Diego	149,748	160,593
Northern California	295,247	286,513
Mountain West	355,936	316,459
South West	192,359	155,416
East	24,791	5,096

Total homebuilding assets	1,388,603	1,240,416
Corporate	278,107	264,917

Total assets	$1,666,710	$1,505,333

	December 31,
	2014	2013
	(In thousands)
Inventory:
Southern California	$305,770	$239,986
San Diego	128,241	142,395
Northern California	259,997	249,111
Mountain West	301,364	247,294
South West	156,716	132,484
East	21,497	2,002

Total inventory	$1,173,585	$1,013,272

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues:
Southern California	$393,480	$207,650	$133,990
San Diego	143,234	125,494	85,971
Northern California	259,364	242,356	166,106
Mountain West	175,665	186,899	147,784
South West	168,282	160,744	138,161
East	0	6,554	7,150

Total homebuilding revenues	1,140,025	929,697	679,162
Corporate	581	913	985

Total revenues	$1,140,606	$930,610	$680,147

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Income (loss) before income taxes:
Southern California	$82,029	$44,236	$12,843
San Diego	22,288	7,717	2,493
Northern California	51,219	40,648	19,292
Mountain West	(4,982)	9,463	156
South West	(1,498)	8,356	(2,173)
East	(3,032)	(349)	(202)

Total homebuilding income before income taxes	146,024	110,071	32,409
Corporate	5,588	1,767	(2,609)

Total income before income taxes	$151,612	$111,838	$29,800

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Impairments:
Southern California	$284	$0	$0
San Diego	0	0	0
Northern California	0	0	0
Mountain West	0	0	0
South West	8,751	0	0
East	0	0	0

Total impairments	$9,035	$0	$0

19. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2014:
Revenues	$180,115	$256,083	$284,489	$419,919	$1,140,606
Gross margin	$44,857	$60,273	$67,894	$82,564	$255,588
Net income	$11,295	$28,703	$33,731	$59,670	$133,399
Net income attributable to SHLP	$11,298	$28,707	$33,749	$59,682	$133,436
2013:
Revenues	$134,960	$217,310	$238,309	$340,031	$930,610
Gross margin	$31,536	$48,426	$55,848	$85,388	$221,198
Net income	$6,837	$19,532	$25,826	$73,744	$125,939
Net income attributable to SHLP	$6,838	$19,534	$25,824	$73,751	$125,947

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

Condensed Consolidating Balance Sheet

December 31, 2014

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$135,804	$93,386	$7,712	$0	$236,902
Restricted cash	259	113	54	0	426
Accounts and other receivables, net	120,135	27,193	16,616	(16,436)	147,508
Receivables from affiliates, net	6,369	14	20	0	6,403
Inventory	993,507	178,859	4,353	(3,134)	1,173,585
Investments in and advances to unconsolidated joint ventures	25,343	1,619	15,802	0	42,764
Investments in subsidiaries	786,462	81,447	86,721	(954,630)	0
Other assets, net	22,298	36,690	134	0	59,122
Intercompany	0	572,036	0	(572,036)	0

Total assets	$2,090,177	$991,357	$131,412	$(1,546,236)	$1,666,710

Liabilities and equity
Liabilities:
Notes payable	$761,404	$0	$0	$0	$761,404
Payables to affiliates	20	0	3	4,774	4,797
Accounts payable	51,663	15,344	314	0	67,321
Other liabilities	176,160	77,701	40,904	(16,435)	278,330
Intercompany	546,451	0	33,494	(579,945)	0

Total liabilities	1,535,698	93,045	74,715	(591,606)	1,111,852
Equity:
SHLP equity:
Owners’ equity	549,373	893,206	56,318	(949,524)	549,373
Accumulated other comprehensive income	5,106	5,106	0	(5,106)	5,106

Total SHLP equity	554,479	898,312	56,318	(954,630)	554,479
Non-controlling interests	0	0	379	0	379

Total equity	554,479	898,312	56,697	(954,630)	554,858

Total liabilities and equity	$2,090,177	$991,357	$131,412	$(1,546,236)	$1,666,710

(a)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2014 was not material.

Condensed Consolidating Balance Sheet

December 31, 2013

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Assets
Cash and cash equivalents	$153,794	$43,803	$8,608	$0	$206,205
Restricted cash	695	354	140	0	1,189
Accounts and other receivables, net	120,299	26,754	28,696	(28,250)	147,499
Receivables from affiliates, net	9,251	21,761	25	276	31,313
Inventory	749,832	263,213	3,361	(3,134)	1,013,272
Investments in and advances to unconsolidated joint ventures	22,068	1,357	25,360	0	48,785
Investments in subsidiaries	748,326	69,755	90,484	(908,565)	0
Other assets, net	24,030	32,957	83	0	57,070
Intercompany	0	465,706	0	(465,706)	0

Total assets	$1,828,295	$925,660	$156,757	$(1,405,379)	$1,505,333

Liabilities and equity
Liabilities:
Notes payable	$751,708	$0	$0	$0	$751,708
Payables to affiliates	20	0	1	0	21
Accounts payable	36,594	25,334	418	0	62,346
Other liabilities	171,470	41,370	61,211	(28,250)	245,801
Intercompany	423,447	0	45,117	(468,564)	0

Total liabilities	1,383,239	66,704	106,747	(496,814)	1,059,876
Equity:
SHLP equity:
Owners’ equity	440,268	854,168	49,609	(903,777)	440,268
Accumulated other comprehensive income	4,788	4,788	0	(4,788)	4,788

Total SHLP equity	445,056	858,956	49,609	(908,565)	445,056
Non-controlling interests	0	0	401	0	401

Total equity	445,056	858,956	50,010	(908,565)	445,457

Total liabilities and equity	$1,828,295	$925,660	$156,757	$(1,405,379)	$1,505,333

(a)	Includes Shea Homes Funding Corp., whose financial position at December 31, 2013 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income

Year Ended December 31, 2014

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$680,109	$444,229	$16,268	$0	$1,140,606
Cost of sales	(545,442)	(338,185)	(1,391)	0	(885,018)

Gross margin	134,667	106,044	14,877	0	255,588
Selling expenses	(38,268)	(17,899)	(7,262)	0	(63,429)
General and administrative expenses	(37,444)	(14,979)	(2,498)	0	(54,921)
Equity in income (loss) from unconsolidated joint ventures	(4,000)	119	13,023	0	9,142
Equity in income from subsidiaries	85,794	8,148	1,748	(95,690)	0
Gain on reinsurance	0	0	7,177	0	7,177
Interest expense	(595)	0	0	0	(595)
Other income (expense), net	(6,709)	5,502	(143)	0	(1,350)

Income before income taxes	133,445	86,935	26,922	(95,690)	151,612
Income tax expense	(9)	(18,183)	(21)	0	(18,213)

Net income	133,436	68,752	26,901	(95,690)	133,399
Less: Net loss attributable to non-controlling interests	0	0	37	0	37

Net income attributable to SHLP	$133,436	$68,752	$26,938	$(95,690)	$133,436

Comprehensive income	$133,754	$69,070	$26,901	$(96,008)	$133,717

(a)	Includes Shea Homes Funding Corp., whose results of operations for the year ended December 31, 2014 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2013

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$505,510	$404,393	$20,707	$0	$930,610
Cost of sales	(406,563)	(302,081)	(1,502)	734	(709,412)

Gross margin	98,947	102,312	19,205	734	221,198
Selling expenses	(28,925)	(18,847)	(6,566)	0	(54,338)
General and administrative expenses	(34,936)	(12,294)	(2,850)	0	(50,080)
Equity in income (loss) from unconsolidated joint ventures	(2,020)	(65)	981	0	(1,104)
Equity in income (loss) from subsidiaries	100,821	(1,443)	(3,342)	(96,036)	0
Gain on reinsurance	0	0	2,011	0	2,011
Interest expense	(3,658)	(1,413)	0	0	(5,071)
Other income (expense), net	(4,280)	3,428	808	(734)	(778)

Income before income taxes	125,949	71,678	10,247	(96,036)	111,838
Income tax benefit (expense)	(2)	14,112	(9)	0	14,101

Net income	125,947	85,790	10,238	(96,036)	125,939
Less: Net loss attributable to non-controlling interests	0	0	8	0	8

Net income attributable to SHLP	$125,947	$85,790	$10,246	$(96,036)	$125,947

Comprehensive income	$126,218	$86,061	$10,238	$(96,307)	$126,210

(a)	Includes Shea Homes Funding Corp., whose results of operations for the year ended December 31, 2013 was not material.

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Revenues	$470,756	$200,329	$9,062	$0	$680,147
Cost of sales	(372,576)	(164,992)	(1,343)	477	(538,434)

Gross margin	98,180	35,337	7,719	477	141,713
Selling expenses	(26,836)	(13,531)	(5,421)	0	(45,788)
General and administrative expenses	(30,560)	(10,500)	(2,687)	0	(43,747)
Equity in income (loss) from unconsolidated joint ventures	(338)	(43)	759	0	378
Equity in income (loss) from subsidiaries	11,334	(20,211)	(4,556)	13,433	0
Loss on reinsurance	0	0	(12,013)	0	(12,013)
Interest expense	(17,326)	(2,532)	(4)	0	(19,862)
Other income (expense), net	(5,411)	12,905	2,102	(477)	9,119

Income (loss) before income taxes	29,043	1,425	(14,101)	13,433	29,800
Income tax expense	(5)	(601)	(10)	0	(616)

Net income (loss)	29,038	824	(14,111)	13,433	29,184
Less: Net income attributable to non-controlling interests	0	0	(146)	0	(146)

Net income (loss) attributable to SHLP	$29,038	$824	$(14,257)	$13,433	$29,038

Comprehensive income (loss)	$27,163	$(1,051)	$(14,111)	$15,308	$27,309

(b)	Includes Shea Homes Funding Corp., whose results of operations for the year ended December 31, 2012 was not material.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2014

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(159,184)	$146,682	$9,905	$5,051	$2,454

Investing activities
Collections on promissory notes from affiliates	3,595	21,588	0	0	25,183
Investments in and advances to unconsolidated joint ventures	(5,863)	(299)	(22,996)	0	(29,158)
Distributions from unconsolidated joint ventures	121	125	38,521	0	38,767
Proceeds from sale of marketable securities	0	184	0	0	184

Net cash provided by (used in) investing activities	(2,147)	21,598	15,525	0	34,976

Financing activities
Principal payments to financial institutions and others	(3,308)	0	0	0	(3,308)
Distributions to owners	(4,385)	0	0	0	(4,385)
Intercompany	150,089	(118,697)	(26,341)	(5,051)	0
Other financing activities	945	0	15	0	960

Net cash provided by (used in) financing activities	143,341	(118,697)	(26,326)	(5,051)	(6,733)

Net increase (decrease) in cash and cash equivalents	(17,990)	49,583	(896)	0	30,697
Cash and cash equivalents at beginning of year	153,794	43,803	8,608	0	206,205

Cash and cash equivalents at end of year	$135,804	$93,386	$7,712	$0	$236,902

(a)	Includes Shea Homes Funding Corp., whose cash flows for the year ended December 31, 2014 were not material.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$(135,869)	$74,342	$10,901	$2,759	$(47,867)

Investing activities
Proceeds from sale of available-for-sale investments	0	3,165	0	0	3,165
Investments in and advances to unconsolidated joint ventures	(9,713)	(275)	(16,157)	0	(26,145)
Distributions from unconsolidated joint ventures	0	0	4,072	0	4,072
Collections on promissory notes from affiliates	1,192	2,912	0	0	4,104

Net cash provided by (used in) investing activities	(8,521)	5,802	(12,085)	0	(14,804)

Financing activities
Principal payments to financial institutions and others	(10,880)	0	0	0	(10,880)
Intercompany	92,150	(85,236)	(4,155)	(2,759)	0

Net cash provided by (used in) financing activities	81,270	(85,236)	(4,155)	(2,759)	(10,880)

Net decrease in cash and cash equivalents	(63,120)	(5,092)	(5,339)	0	(73,551)
Cash and cash equivalents at beginning of year	216,914	48,895	13,947	0	279,756

Cash and cash equivalents at end of year	$153,794	$43,803	$8,608	$0	$206,205

(a)	Includes Shea Homes Funding Corp., whose cash flows for the year ended December 31, 2013 were not material.

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	SHLP Corp (a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
	(In thousands)
Operating activities
Net cash provided by (used in) operating activities	$33,520	$(64,012)	$25,506	$(1,669)	$(6,655)

Investing activities
Proceeds from sale of available-for-sale investments	0	26,547	0	0	26,547
Collections (advances) on promissory notes from affiliates	1,142	882	(143)	0	1,881
Investments in and advances to unconsolidated joint ventures	(10,898)	(229)	(840)	0	(11,967)
Distributions from unconsolidated joint ventures	0	427	0	0	427

Net cash provided by (used in) investing activities	(9,756)	27,627	(983)	0	16,888

Financing activities
Principal payments to financial institutions and others	(2,230)	0	(199)	0	(2,429)
Intercompany	35,517	(10,820)	(26,366)	1,669	0
Other financing activities	2,352	0	1,234	0	3,586

Net cash provided by (used in) financing activities	35,639	(10,820)	(25,331)	1,669	1,157

Net increase (decrease) in cash and cash equivalents	59,403	(47,205)	(808)	0	11,390
Cash and cash equivalents at beginning of year	157,511	96,100	14,755	0	268,366

Cash and cash equivalents at end of year	$216,914	$48,895	$13,947	$0	$279,756

(a)	Includes Shea Homes Funding Corp., whose cash flows for the year ended December 31, 2012 were not material.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

Executive Officers

The names, ages and positions of the executive officers of SHLP as of the date of this report are set forth below:

Name	Age	Position(s)
Roberto (Bert) Selva	52	President and Chief Executive Officer
Andrew Parnes	56	Chief Financial Officer
Ross Kay	50	Senior Vice President, General Counsel
Andrew Roundtree	61	Vice President, Corporate Controller

Directors

SHLP does not have a board of directors. The names and ages of the directors of J.F. Shea Construction Management, Inc., which is the ultimate general partner of SHLP, as of the date of this annual report on Form 10-K are set forth below. As used herein, the directors of this Company shall mean the directors listed below acting on behalf of J.F. Shea Construction Management, Inc.

Name	Age	Position(s)
John F. Shea	88	Director
Peter O. Shea	79	Director
Peter Shea, Jr.	47	Director
John C. Morrissey	56	Director
James G. Shontere	67	Director

Roberto Selva. Mr. Selva has served as President and Chief Executive Officer since 2002. Previously, he served as President of our Colorado homebuilding operations, which he was instrumental in founding. Before joining us in 1996, Mr. Selva served as a senior executive with KB Home from 1994 to 1996. He previously served as Chief Financial Officer of Signature Homes. Mr. Selva holds an M.B.A. from UCLA and a B.S. from the University of Southern California. Mr. Selva serves on the Executive Committee of the Lusk Center for Real Estate at the University of Southern California and is former Chairman of the National Board of HomeAid America.

Andrew Parnes. Mr. Parnes has served as Chief Financial Officer since September 2012. Prior to joining us, he was an independent consultant from 2009 to September 2012, focusing on real estate and financial services companies, including serving on the Board of Directors of a privately-owned regional homebuilder. From 1996 to 2009, Mr. Parnes served as Executive Vice President and Chief Financial Officer of Standard Pacific Corp, a publicly traded homebuilder, and from 1989 to 1996 as its Controller and Treasurer. He also was an auditor at the accounting firm of Arthur Andersen from 1980 to 1989. Mr. Parnes holds a B.S.B.A. with an emphasis in accounting from the University of Arizona.

Ross Kay. Mr. Kay has served as Senior Vice President and General Counsel since August 2012. Prior to joining us, he was at KB Home, a publicly traded homebuilder, from 1999 to 2012 and served as Vice President, Assistant General Counsel. He was also the General Counsel of The Blue Chalk Café from 1997-1999, and an associate at Orrick, Herrington & Sutcliffe and Berliner Cohen from 1990 to 1997. Mr. Kay holds a J.D. from Santa Clara University School of Law and a B.A. from the University of California, San Diego.

Andrew Roundtree. Mr. Roundtree has served as Vice President, Corporate Controller since 2005. Prior to joining us, he was the Chief Financial Officer of Anaheim Sports Inc., a subsidiary of The Walt Disney Company and owner of the Anaheim Angels and Mighty Ducks of Anaheim. Mr. Roundtree holds a B.S. in Economics with an emphasis in accounting from Claremont Men’s College.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes material elements of compensation for our executive officers. When we refer to “named executive officers” in this section, we mean our five executive officers listed in the Summary Compensation Table: Bert Selva, President and CEO, Andrew Parnes, Chief Financial Officer, Layne Marceau, President—Northern California, Paul Barnes, President—San Diego, and Bob Yoder, President—Southern California.

Compensation Objectives

The objective of our compensation program for our named executive officers is to provide an appropriate level of compensation to attract, retain and motivate highly skilled and experienced executives. The program is designed to provide a combination of fixed and variable pay components that will result in compensation that recognizes both individual performance and our overall performance.

Elements of Executive Compensation

Our executive compensation program consists of several components, including base salaries, cash bonuses, long-term incentives, limited perquisites, deferred compensation plan and retirement benefits.

Determination of Executive Compensation

Our directors determine the amount and type of compensation to be paid to the named executive officers based upon scope of responsibility, and Company and individual performance. Our President and CEO makes recommendations and is part of the approval process with respect to the amount and type of compensation to be paid to the other named executive officers. Our directors have not created a formal compensation committee and have not historically engaged compensation consultants to assist them with determination of compensation for the executives.

Base Salaries

Base salaries are intended to provide a level of stability to our named executive officers’ annual compensation package, as they are fixed at the beginning of each compensation year. Annually, base salaries are reviewed and our directors may consider factors including levels of experience, responsibilities, and personal and company performance. For 2014, base salaries for our named executive officers were increased by 3% each.

Annual Cash Bonuses

On August 6, 2014, the Board of Directors of J.F. Shea Construction Management, Inc., our ultimate general partner (the “JFSCM Board”), approved the 2014 Shea Homes Cash Bonus Plan (the “Bonus Plan”), designed as a financial incentive to employees that recognizes individual and Company performance. The objective of our compensation plan for 2014 relative to our senior management group was to promote the achievement of business goals and annual earnings objectives. Individual Bonus Plan target percentages were established based on Shea Homes net profit forecasted in the annual operating plan.

For Bert Selva, the Bonus Plan award was based only on 1.25% of Shea Homes net profit, adjusted for certain non-recurring items.

For Andrew Parnes, the Bonus Plan award was based on .264% of Shea Homes net profit. For Layne Marceau, Paul Barnes and Bob Yoder, the Bonus Plan awards were based on .429% of Shea Homes net profit. Net profit is adjusted for certain non-recurring items. For Mr. Parnes, Mr. Marceau, Mr. Barnes and Mr. Yoder, the Bonus Plan awards were based on the following weightings: 50% net profit, 25% customer service and satisfaction, 12.5% for interdivisional achievement and cooperation, and 12.5% discretionary, as reviewed and approved by Mr. Selva and certain directors of the JFSCM Board. The discretionary portion of the Bonus Plan may be based on division profit performance, performance impacting Shea Homes as a whole, and promotion of a safe work environment. Further adjustments may be made to recognize the named executive officers’ contributions to business results.

Annual cash bonuses are paid in two installments, approximately 75% is paid in December for the respective year based on preliminary results, and the remainder in March of the following year based on final results. In order to receive payments under our Bonus Plan, executives must be employed with us on each of the payment dates.

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

On June 3, 2014, the JFSCM Board approved the SHAR Plan 2014 Grant (the “2014 Grant”), effective January 1, 2014 (the “2014 Effective Date”). Pursuant to the 2014 Grant, 381,909 units were issued at a stipulated base value of $14.79 per unit. The units issued pursuant to the 2014 Grant vest four years after the 2014 Effective Date. Subject to participant service eligibility requirements, appreciation in the value of the units during this period is payable to participants when such units vest, which occurs in March 2018.

For 2014, Bert Selva was granted 50,528 units at a stipulated base value of $14.79 per unit. Andrew Parnes, Layne Marceau, Paul Barnes and Bob Yoder were each granted 15,158 units at a stipulated base value of $14.79 per unit under the SHAR plan. No annual interim payments are payable under the 2014 Grant.

Non-Qualified Deferred Compensation Plan

JFSCI, on our behalf, maintains a non-qualified Deferred Compensation Plan. The plan covers employees who meet certain criteria and are selected by the committee that administers the plan. This plan is designed to allow participants to accumulate additional pre-tax savings. The plan allows participants to defer up to 80% of base salary, 80% of commissions and 100% of bonus in a deferred account. Deferred amounts may be invested in a variety of investment funds. On behalf of each participant, on a discretionary basis, we may contribute to a separate account comprised of investment funds that correspond to such participant’s deferred account. The plan is designed to comply with Section 409A of the Internal Revenue Code. Deferred amounts may be distributed to each participant upon a separation from service, death, disability, on a scheduled withdrawal date, or with committee approval in the event of unforeseen circumstances. For the years ended December 31, 2014, 2013 and 2012, we made no contributions under the plan.

Retirement Savings Plan

JFSCI, on our behalf, maintains a 401(k) Retirement Savings Plan that includes a profit sharing component covering all eligible employees, including our named executive officers. The plan includes employer participation in accordance with provisions of Section 401(k) of the Internal Revenue Code. The plan allows participants to make pre-tax contributions. On a discretionary basis, we may match employee contributions up to a percentage of the employee’s salary as determined by the Company. The profit sharing portion of the plan is discretionary and non-contributory, allowing us to make additional contributions up to a percentage of the employee’s salary as determined by the Company. Amounts contributed to the plan are deposited into a trust fund administered by independent trustees. For the years ended December 31, 2014, 2013 and 2012, the Company matched 50 cents on each dollar, up to the first 6% of the employee’s base salary, for a maximum of 3%.

Employment Agreements; Severance

The Company has not entered into employment agreements with any of the named executive officers and none of the named executive officers are entitled to severance or change in control payments in connection with a termination of employment or a change in control. Further, upon termination of employment or change in control, the SHAR Plan does not immediately accelerate vesting of unvested units, or guarantee payments to participants with units, but allows the JFSCM Board to determine payments to the impacted participants, if any, at its sole discretion.

Limited Perquisites

Our named executive officers, in addition to their base pay, generally receive an automobile allowance, use of a company-provided gas card and a phone allowance. These amounts are included below in the Summary Compensation Table in the “All Other Compensation” column.

Tax Considerations

In determining which elements of compensation are to be paid, and how they are weighted, we consider whether a particular form of compensation will be deductible under Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Section 162(m) generally limits the deductibility of compensation paid to our named executive officers (other than the Chief Financial Officer) to $1 million during any fiscal year unless such compensation is “performance-based” under Section 162(m). As a privately-held company, we have not historically been subject to the limitations under Section 162(m). Our compensation program is intended to maximize the deductibility of the compensation paid to our named executive officers to the extent we determine it is in our best interests. In addition, because there are uncertainties as to the application of regulations under Section 162(m), as with most tax matters, it is possible that our efforts to satisfy the conditions of Section 162(m) may be challenged or disallowed.

Summary Compensation Table

The following table sets forth a summary of the compensation paid or accrued during the years ended December 31, 2014, 2013 and 2012 to our Chief Executive Officer, Chief Financial Officer and the next three most highly compensated named executive officers. For a discussion of material factors related to named executive officer compensation see “Compensation Discussion and Analysis” above:

	Year	Salary	Non-Equity Incentive Plan Compensation (1)	All Other Compensation (2)	Total Compensation
Bert Selva
President and Chief Executive Officer	2014	$573,510	$2,261,050	$30,243	$2,864,803
	2013	556,803	1,898,950	30,786	2,486,539
	2012	490,474	1,335,700	22,904	1,849,078

Andrew Parnes
Chief Financial Officer	2014	365,005	472,900	25,313	863,218

Layne Marceau
President—Northern California	2014	248,157	785,467	27,494	1,061,118
	2013	240,890	975,327	28,262	1,244,479
	2012	233,857	654,000	21,054	908,911

Paul Barnes
President—San Diego	2014	230,952	775,000	26,003	1,031,955

Bob Yoder
President—Southern California	2014	230,952	775,000	24,466	1,030,418
	2013	224,193	975,327	23,208	1,222,728
	2012	217,660	615,500	15,777	848,937

(1)	Represents amounts under the Bonus Plan, of which a portion was paid in December and the remainder paid in March, and interim payments under the 2012 SHAR Plan Grant paid in March 2015, March 2014 and March 2013, respectively. The estimated Bonus Plan value for each named executive officer for fiscal 2014 was as follows: Mr. Selva - $2,011,050; Mr. Parnes - $410,400; Mr. Marceau - $710,467; Mr. Barnes - $700,000; and Mr. Yoder- $700,000. The interim payment under the SHAR Plan for each named executive officer for fiscal 2014 was as follows: Mr. Selva - $250,000; Mr. Parnes - $62,500; Mr. Marceau - $75,000; Mr. Barnes - $75,000; and Mr. Yoder - $75,000.
(2)	All Other Compensation consists of 401(k) matching and profit sharing contributions, and costs incurred by us in providing each named executive officer with an automobile allowance, use of a company-provided gas card and phone allowance. Matching 401(k) contributions for each named executive officer for fiscal 2014 was as follows: Mr. Selva - $7,800; Mr. Parnes - $7,800; Mr. Marceau - $7,445; Mr. Barnes - $6,929; and Mr. Yoder - $6,929. Profit sharing contributions for each named executive officer for fiscal 2014 was as follows: Mr. Selva - $7,800; Mr. Parnes - $7,800; Mr. Marceau - $7,445; Mr. Barnes - was $6,929; and Mr. Yoder - $6,929.

Grant of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan	Grant Date	Target ($/# units) (1)
Bert Selva
President and Chief Executive Officer	Bonus Plan	August 6, 2014	$2,143,263
	SHAR Plan	June 3, 2014	50,528
Andrew Parnes
Chief Financial Officer	Bonus Plan	August 6, 2014	$452,657
	SHAR Plan	June 3, 2014	15,158
Layne Marceau
President—Northern California	Bonus Plan	August 6, 2014	$735,568
	SHAR Plan	June 3, 2014	15,158
Paul Barnes
President—San Diego	Bonus Plan	August 6, 2014	$735,568
	SHAR Plan	June 3, 2014	15,158
Bob Yoder
President—Southern California	Bonus Plan	August 6, 2014	$735,568
	SHAR Plan	June 3, 2014	15,158

(1)	The amount shown for the SHAR Plan is the number of units granted. The stipulated base value of each unit is $14.79 and vest four years after the 2014 Effective Date. The participant must be employed continuously through the vesting date to receive payment. Under the SHAR Plan, the per unit value may not exceed 250% of the stipulated base value. See discussion above for additional information regarding the SHAR Plan.

Non-Qualified Deferred Compensation Table

The following table sets forth a summary of our non-qualified Deferred Compensation Plan paid or accrued during the years ended December 31, 2014, 2013 and 2012 to our Chief Executive Officer, Chief Financial Officer and the next three most highly compensated named executive officers. For a discussion of material factors related to named executive officer compensation see “Narrative Disclosure to Summary Compensation Table” above:

	Executive Contributions	Registrant Contributions	Aggregate Earnings		Aggregate Withdrawals/ Distributions	Aggregate Balance
Bert Selva
President and Chief Executive Officer	$0	$0	$0		$0	$0
Andrew Parnes
Chief Financial Officer	0	0	0		0	0
Layne Marceau
President—Northern California	0	0	0		0	0
Paul Barnes
President—San Diego	0	0	7,212	(1)	(15,004)	118,728
Bob Yoder
President—Southern California	0	0	0		0	0

(1)	We do not provide above-market or preferential earnings on the Deferred Compensation Plan, so these amounts are not reported in the Summary Compensation Table.

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

Compensation Committee Interlocks and Insider Participation

The JFSCM Board serves the purposes of the Compensation Committee. For the year ended December 31, 2014, Bert Selva, SHLP President and Chief Executive Officer, assisted the JFSCM Board in determining executive officer compensation.

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

Holders of Class B interests are allocated a preferred interest in SHLP profits, which is based on an interest rate applied to their unreturned capital account, and are allocated profits to restore prior years’ losses, if any, but no other share of profits. At December 31, 2012, the preferred interest rate was Prime less 2.05%. In August 2013, the rate was changed, effective January 1, 2013 as follows: 1.2% from January 1, 2013 to December 31, 2016; 2.25% from January 1, 2017 to December 31, 2020; and Prime less 2.05% from January 1, 2021 and thereafter.

Holders of Class D interests are allocated a preferred interest in SHLP profits, which is based on an interest rate applied to their unreturned capital account, and are allocated profits to restore prior years’ losses, if any. Holders of Class D interests also receive a non-preferred allocation equal to 1% of any remaining SHLP profits after the Class B and Class D allocations described above. At December 31, 2012, the preferred interest rate was 7.0%. In August 2013, the rate was changed, effective January 1, 2013 as follows: 2.0% from January 1, 2013 to December 31, 2016; 12.75% from January 1, 2017 to December 31, 2020; and 7.0% from January 1, 2021 and thereafter.

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

The following table sets forth, as of February 27, 2015, the percentage beneficial ownership of each person or entity that is or is deemed to be a greater than 5% beneficial owner. The table also identifies certain other entities that have direct or indirect beneficial ownership. No executive officer of SHLP beneficially owns any of SHLP’s limited partnership interests, and SHLP does not have a board of directors.

The mailing address of each owner listed below is 655 Brea Canyon Road, Walnut, CA 91789.

SHLP is effectively controlled by members of the Shea family, primarily John Shea, Mary Shea (wife of Edmund Shea—deceased) and Peter Shea.

Name of Beneficial Owner	Percentage Beneficial Ownership (1)
Direct Owners
J.F. Shea, G.P. (2)	20.62%
Orlando Road LLC (3)	33.18
Virginia Road LLC (4)	20.10
Bay Front Drive LLC (5)	12.81
Tahoe Partnership I (6)	3.43
The John F. Shea Family Trust (7)	3.56
Shea Investments (8)	3.09
Balboa Partnership (6)	2.79
Survivor’s Trust under Article Eighth of the E&M Shea Revocable Trust (9)	0.26
Peter and Carolyn Shea Revocable Trust (10)	0.16
Indirect Owners
2013 Dorothy B. Shea Trust (3)	33.18%
2011 Mary Shea Trust (4)	20.09
2011 Carolyn Shea Trust (5)	12.81
John F. Shea, as Trustee (7)	3.56
Mary Shea, as Trustee (9)	0.26
John C. Morrissey, as Trustee (9)	0.26
Peter and Carolyn Shea, as Trustees (10)	0.16
JFS Management, L.P. (2)	20.62
JFSCI (2)	20.62
J.F. Shea Construction Management, Inc. (2)	20.62

(1)	Beneficial ownership is determined in accordance with Section 13 of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Accordingly, if an individual or entity has or shares the power to vote or dispose of membership interests held by another entity, beneficial ownership of the interests held by such entity may be attributed to such other individuals or entities.
(2)	J.F. Shea, G.P. is the general partner of SHLP and, as such, has authority to make all decisions with respect to SHLP other than those reserved to the limited partners. J.F. Shea, G.P. also directly beneficially owns 20.62% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. JFS Management, L.P. and JFSCI are the general partners of J.F. Shea, G.P., and J.F. Shea Construction Management, Inc. is the general partner of JFS Management, L.P. As a result, JFS Management, L.P., JFSCI and J.F. Shea Construction Management, Inc. may each be deemed to indirectly beneficially own 20.62% of SHLP’s limited partnership interests.

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

(3)	Orlando Road LLC directly beneficially owns 33.18% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. As 99% owner of Orlando Road LLC, the 2013 Dorothy B. Shea Trust may be deemed to indirectly beneficially own 33.18% of SHLP’s limited partnership interests. The trustee of the 2013 Dorothy B. Shea Trust are committees consisting of John Shea, Sr., Dorothy Shea, Michael Wilsey, Tim Hobin, Edward Merrill, and/or Joseph Flanagan. The beneficiaries of the 2013 Dorothy B. Shea Trust are the descendants of John and Dorothy Shea.

(4)	Virginia Road LLC directly beneficially owns 20.10% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. As 99% owner of Virginia Road LLC, the 2011 Mary Shea Trust may be deemed to indirectly beneficially own 20.10% of SHLP’s limited partnership interests. The trustee of the 2011 Mary Shea Trust is a committee consisting of Edmund H. Shea III, Mary McConnell, Kathleen S. High, Colleen S. Morrissey and Ellen S. Dietrick. The beneficiaries of the 2011 Mary Shea Trust are the descendants of Mary Shea.
(5)	Bay Front Drive LLC directly beneficially owns 12.81% of SHLP’s limited partnership interests in the form of Class C limited partnership interests. As 99% owner of Bay Front Drive LLC, the 2011 Carolyn Shea Trust may be deemed to indirectly beneficially own 12.81% of SHLP’s limited partnership interests. The trustee of the 2011 Carolyn Shea Trust is a committee consisting of Catherine Shea Johnson, Peter O. Shea, Jr. and Sarah Shea Wylder. The beneficiaries of the 2011 Carolyn Shea Trust are the descendants of Carolyn H. Shea.
(6)	Tahoe Partnership I and Balboa Partnership are investment entities owned by various trusts, whose beneficiaries are the Shea family and descendants. Tahoe Partnership I owns 3.43% of SHLP’s limited partnership interests, 3.39% of which is in the form of Class C limited partnership interests and 0.04% of which is in the form of Class D limited partnership interests. Balboa Partnership owns 2.79% of SHLP’s limited partnership interests, 2.75% of which is in the form of Class C limited partnership interests and 0.04% of which is in the form of Class D limited partnership interests.
(7)	The John F. Shea Family Trust directly beneficially owns 3.56% of SHLP’s limited partnership interests, 3.10% of which is in the form of Class C limited partnership interests and 0.46% of which is in the form of Class D limited partnership interests. John F. Shea, as trustee of the John F. Shea Family Trust, may be deemed to indirectly beneficially own 3.56% of SHLP’s limited partnership interests. The beneficiaries of the John F. Shea Family Trust are John F. Shea and Dorothy B. Shea.

(8)	Shea Investments owns 3.09% of SHLP’s limited partnership interests, 3.05% of which is in the form of Class C limited partnership interests and 0.04% of which is in the form of Class D limited partnership interests. Shea Investments partners are various trusts, which are effectively controlled by committees consisting of John Shea, Sr., Dorothy Shea, Michael Wilsey, Tim Hobin, Edward Merrill, and/or Joseph Flanagan. The beneficiaries of the partners of Shea Investments are the Shea family and descendants.
(9)	The Survivors Trust under Article Eighth of the E&M Shea Revocable Trust directly beneficially owns 0.26% of SHLP’s limited partnership interests in the form of Class D limited partnership interests. Mary Shea and John C. Morrissey, as trustees of the Survivors Trust under Article Eighth of the E&M Shea Revocable Trust, may be deemed to indirectly beneficially own 0.26% of SHLP’s limited partnership interests. The beneficiary of the Survivors Trust under Article Eighth of the E&M Shea Revocable Trust is Mary Shea.
(10)	The Peter and Carolyn Shea Revocable Trust directly beneficially owns 0.16% of SHLP’s limited partnership interests in the form of Class D limited partnership interests. Peter and Carolyn Shea, as trustees of the Peter and Carolyn Shea Revocable Trust, may be deemed to indirectly beneficially own 0.16% of SHLP’s limited partnership interests. The beneficiaries of the Peter & Carolyn Shea Revocable Trust are Peter and Carolyn Shea.

ITEM 13. CERTAIN RELATIONSHIPS AND AFFILIATE TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Shea Family of Companies

We are part of the Shea Family Owned Companies. The Shea family consists primarily of John Shea, Mary Shea (wife of John Shea’s cousin, Edmund Shea, Jr.—deceased) and another cousin, Peter Shea, and their 17 children. While John Shea and Peter Shea actively participate in strategic management decisions for the Shea family companies, day-to-day management decisions with respect to the Shea family companies are made by Peter Shea, Jr. and John Morrissey, son-in-law of Edmund Shea, Jr., who serve as directors of J.F. Shea Construction Management, Inc., the ultimate general partner of SHLP.

The Shea Family Owned Companies are operated in four major groups: homebuilding, heavy construction, venture capital and commercial property development and management. Much of the Shea Family Owned Companies’ business has traditionally been operated and managed through JFSCI, with each of the homebuilding, heavy construction, and commercial property businesses providing management, administrative, financial and credit support to one another. Over the past several years, the Shea family and our management have made a series of changes to the business and operating structure of the Shea Family Owned Companies so that, currently:

•	the Shea family homebuilding business is owned and operated primarily through SHLP, SHI and their respective subsidiaries;

•	the Shea family heavy construction business is owned and operated primarily through JFSCI;

•	the Shea family venture capital business is owned and operated primarily through Shea Ventures, LLC; and

•	the Shea family commercial development and management operation is owned primarily through Shea Properties LLC and Shea Properties II, LLC, and operated primarily through Shea Properties Management Company, Inc.

Transactions with JFSCI and Other Beneficial Owners of SHLP Partnership Interests

Cash Management Services Provided by JFSCI

Until August 2011, we participated in a centralized cash management function operated by JFSCI, whereby net cash flows from operations were transferred daily with JFSCI and resulted in affiliate transactions and monetary transfers to settle amounts owed. In August 2011, we ceased participation in this function and began to perform the function independently.

Administrative Services Provided by JFSCI

We, along with certain other Shea Family Owned Companies, receive certain administrative services from JFSCI, including management, legal, tax, information technology, risk management, facilities, accounting, treasury and human resources. This sharing and resultant allocation of costs is based on reasonable and customary practices, is governed by written agreement and requires affiliate transactions and monetary transfers to settle amounts owed between entities. For these services, we pay JFSCI a fee based on time spent by JFSCI employees on our related work. For the years ended December 31, 2014, 2013 and 2012, we recognized $23.3 million, $20.3 million and $18.1 million, respectively, of general and administrative expenses for corporate services provided by JFSCI.

JFSCI Note Receivable

Included in receivables from affiliates, net is an interest bearing note receivable from JFSCI, as follows:

At December 31,	JFSCI (net)	Highest Monthly Ending Balance
	(In thousands)
2014	$0	$13,512
2013	21,588	24,648
2012	24,498	25,806

In May 2011, concurrent with issuance of the Secured Notes, the previous unsecured receivable from JFSCI was partially paid down and the balance converted to a $38.9 million unsecured term note receivable, bearing 4% interest, payable in equal quarterly installments and maturing May 15, 2019. During 2012 and 2013, JFSCI elected to make prepayments, including accrued interest, of $1.9 million and $3.8 million, respectively, and in 2014, paid the balance in full. For the years ended December 31, 2014 and 2013, the net note receivable from JFSCI earned interest of $0.5 million and $0.9 million, respectively.

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

At December 31, 2014, 2013 and 2012, non-interest-bearing receivables from affiliates, including JFSCI, were approximately $4.0 million, $3.7 million and $2.1 million, respectively. During the years ended December 31, 2014, 2013 and 2012, the highest month-end balance of non-interest-bearing receivables from affiliates, including JFSCI, was $5.4 million, $4.7 million and $2.1 million, respectively.

At December 31, 2014, 2013 and 2012, non-interest-bearing payables to affiliates, including JFSCI, which primarily result from payments made on our behalf by such parties, were $4.8 million, $0.1 million and $0.1 million, respectively.

Tax Distribution Agreement

On May 10, 2011, SHLP, the partners of SHLP, and the direct and indirect holders of all beneficial interests in SHLP, entered into an agreement which requires SHLP to distribute cash payments to the Partners for taxes incurred by such partners (or their direct or indirect holders) for their ownership interest in SHLP. Under the Tax Distribution Agreement, SHLP is required to make distributions to the Partners quarterly or annually if the aggregate income tax liability of the SHLP partners (or their direct or indirect holders) with respect to allocations of income to such persons for periods commencing on or after January 1, 2011, at any time exceeds amounts previously distributed to such persons after January 1, 2011 (excluding for this purpose certain distributions otherwise permitted pursuant to the indenture). The aggregate income tax liability of the SHLP partners (or their direct or indirect holders) is determined on a notional basis by multiplying the income allocated to such partners (or their direct or indirect holders) for tax purposes by the highest aggregate marginal combined federal, state and local income tax rates applicable to such income. Under the Tax Distribution Agreement, SHLP is also required to make distributions to the Partners to pay the adjusted income tax liability of the SHLP partners (or their direct or indirect holders) as a result of an adjustment to items of income, gain, loss, or deduction of SHLP upon the resolution of any tax proceeding of SHLP or any entity treated as a “pass-through” entity under U.S. federal income tax principles in which SHLP has an ownership interest, including the Tax Court CCM case (see discussion of Tax Court CCM case in Note 13 to our consolidated financial statements). Such adjusted income tax liability of the SHLP partners (or their direct or indirect holders) is determined by multiplying the increase in income (or reduction of loss) allocated to such partners (or their direct or indirect holders) for tax purposes basis by the highest aggregate marginal combined federal, state and local income tax rates applicable to such income or loss.

General Contractor Services

SHLP, SHI, SHALC GC, Inc., a wholly-owned subsidiary of SHI, and J.F. Shea Construction Management, Inc. hold contractor’s licenses in various jurisdictions and use their licenses to build homes on behalf of their wholly-owned subsidiaries. These companies do not charge a fee for performing such contracting services.

In 2010, we acquired a project in north Las Vegas, Nevada. Because neither SHLP nor SHI holds a contractor’s license in Nevada, JFSCI, which holds a contractor’s license in Nevada, is the general contractor on this project. JFSCI does not receive fees for this service. All project costs are paid by us.

In Florida, J.F. Shea Construction Management, Inc. holds the contractor’s license and acts as general contractor for our homes built in that state. J.F. Shea Construction Management, Inc. does not receive fees for this service. All project costs are paid by us.

Transactions with Unconsolidated Joint Ventures and Other Shea Family Owned Companies

Notes Receivable from Unconsolidated Joint Ventures

Notes receivable, including accrued interest, from unconsolidated joint ventures were as follows:

		Interest	Amount Outstanding at December 31,
Borrower	Maturity	Rate	2014	2013	2012
				(In thousands)
AGS Jubilee, LLC	June 2020	8.0%	$371	$266	$268
Lake Norman North Carolina Holdings LP	September 2020	12.0%	1,119	0	0
Polo Estates Ventures, LLC	March 2015	7.5%	1,691	0	0
Tegavah Holdings LP	October 2021	12.0%	2,885	0	0
Vistancia West Holdings, LP	September 2020	12.0%	2,661	771	0

Total			$8,727	$1,037	$268

The note receivable from AGS Jubilee, LLC bears interest at 8% but can earn additional interest to achieve a 17.5% internal rate of return, subject to available cash flows of AGS Jubilee, LLC, and can be repaid prior to its maturity in 2020.

Notes Receivable from Shea Family Owned Companies

We also had notes receivable, including accrued interest, from the following Shea Family Owned Companies in which we had no ownership interest:

		Interest	Amount Outstanding at December 31,
Borrower	Maturity	Rate	2014	2013	2012
				(In thousands)
Shea Management LLC	October 2017	Prime	$2,367	$2,292	$2,219
Shea Properties Management Company, Inc.	March 2019	Prime less 0.75%	10,573	10,572	10,572
Shea Baker Ranch, LLC	April 2021	Prime plus 1%	0	2,254	2,160
Shea Properties II, LLC	August 2016	4.2%	2,363	3,704	4,989

Subtotal			15,303	18,822	19,940
Valuation reserve (1)			(12,917)	(12,842)	(12,766)

Total			$2,386	$5,980	$7,174

(1)	In 2009, we recorded reserves in the full amount of the notes receivable from Shea Management LLC and Shea Properties Management Company, Inc. due to uncertainty of collection. In June 2011, Shea Properties Management Company, Inc. paid the accrued interest for 2010 and 2011, and continues to pay current interest.

Guarantees and Other Credit Support

At December 31, 2014, we had remargin guarantees of outstanding unconsolidated joint venture debt of $55.7 million, where we hold an ownership interest, of which our maximum remargin obligation was $34.2 million. We also have agreements and/or reimbursement rights, under which we could potentially recover a portion of any payments we made. However, we cannot provide assurance that we would be able to collect such payments.

We provided indemnification for bonds issued by unconsolidated joint ventures and other Shea Family Owned Companies. At December 31, 2014, we had $22.7 million of costs to complete in connection with $63.2 million of surety bonds issued for unconsolidated joint venture projects, and $2.2 million of costs to complete in connection with $3.5 million of surety bonds issued for other Shea Family Owned Companies projects.

In addition, we may issue letters of credit under our letter of credit facility on behalf of our unconsolidated joint ventures. At December 31, 2014, we had no letters of credit outstanding on behalf of unconsolidated joint ventures.

Management of Joint Ventures

We are the managing member for two unconsolidated joint ventures, Riverpark Legacy, LLC and Marina Community Partners, LLC, where one of our joint venture partners is SPLLC or Shea Properties II, LLC, both Shea Family Owned Companies.

At December 31, 2014 and 2013, we were the managing member for 13 and 10, respectively, unconsolidated joint ventures and received management fees from these joint ventures as reimbursement for direct and overhead costs incurred on behalf of the joint ventures. Fees representing cost reimbursement are recorded as an offset to general and administrative expense; fees in excess of costs are recorded as revenues. For the years ended December 31, 2014, 2013 and 2012, $11.4 million, $8.0 million and $4.3 million, respectively, of management fees were offset against general and administrative expenses; and $1.1 million, $0.5 million and $0.2 million, respectively, of management fees were included in revenues.

Redemption or Purchase of Interest in Joint Venture

In March 2012, our entire 58% interest in Shea Colorado, LLC (“SCLLC”), a consolidated joint venture with Shea Properties II, LLC, an affiliate and the non-controlling member, was redeemed by SCLLC. In valuing our 58% interest in SCLLC, and to ensure receipt of net assets of equal value to our ownership interest, we used third-party real estate appraisals. The estimated fair value of the assets received by us was $30.8 million. However, as the non-controlling member is an affiliate under common control, the assets and liabilities received by us were recorded at net book value and the difference in our investment in SCLLC and the net book value of the assets and liabilities received was recorded as a reduction to our equity.

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

In December 2011, our consolidated joint venture, Vistancia, LLC, sold its remaining interest in an unconsolidated joint venture (the “Vistancia Sale”). As a result of the Vistancia Sale, no other assets of Vistancia, LLC economically benefit the former non-controlling member of Vistancia, LLC and we recorded the remaining $3.3 million distribution payable to this member, which is paid $0.1 million quarterly. At December 31, 2014 and 2013, the distribution payable was $2.2 million and $2.5 million, respectively.

As a condition of the Vistancia Sale, and the purchase of the non-controlling member’s remaining interest in Vistancia, LLC, we remain a 10% guarantor on certain community facility district bond obligations, which require us to meet a minimum calculated tangible net worth; otherwise, we are required to fund collateral to the bond issuer. At December 31, 2014 and 2013, we exceeded the minimum tangible net worth requirement.

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

From December 2009 to February 2010, PIC paid $86.2 million of insurance premiums to certain third-party insurance carriers (including, in part through JFSCI) whereby PIC either novated or reinsured its workers’ compensation, commercial general liability and certain completed operations risks, in each case, with third-party insurance carriers. This premium was partially funded from the sale of PIC’s marketable securities. PIC will remain in business until the reinsured claims and matching reinsurance receivables are processed, which we estimate will occur in the next 5 years. As a result of the PIC Transaction, PIC’s financial exposure is limited to (i) the portion of PIC’s original policy limits not reinsured and (ii) to the extent of the reinsurance policies, the creditworthiness of its reinsurers, which are highly rated by AM Best and/or have sufficient loss reserves funded in trusts.

We obtain workers compensation insurance, commercial general liability insurance, and certain insurance for completed operations losses and damages with respect to our homebuilding operations from affiliate and unrelated third-party insurance providers. These policies are purchased by affiliate entities and we pay premiums to these affiliates for the coverages provided by these third party insurance providers. Policies covering these items are written at various coverage levels but include a large self-insured retention or deductible. We have retention liability insurance from Orlando Insurance Company, Inc., Virginia Insurance Company, Inc. and Bay Front Insurance Company, Inc. to insure these retentions or deductibles. For the years ended December 31, 2014 and 2013, amounts paid to these affiliates for this retention insurance coverage were $21.3 million and $14.1 million, respectively.

Real Property Transactions

In the ordinary course of business, we may enter into land purchase agreements with Shea Family Owned Companies (affiliates under common control) to facilitate land development.

We are currently negotiating a transaction with SPLLC, an affiliate under common control, involving the sale to SPLLC, or its affiliated entity, of approximately 41.5 acres of land owned by us and located in the Highlands Ranch Business Park within the Highlands Ranch master-planned community in northern Douglas County, Colorado. The purchase price of the property to be paid by SPLLC will be at our net book value, which will equal or exceed the current fair market value of the land. The land is presently zoned for commercial, business or industrial use. In connection with the purchase, we have authorized SPLLC to process entitlement and subdivision documents necessary to achieve single-family residential development by us on adjacent property owned by us, with the property being purchased by SPLLC being rezoned for multi-family rental housing, office and retail for development by SPLLC. We and SPLLC will jointly develop the common infrastructure serving the respective parcels once the new entitlements are received.

In January 2014, we entered into a purchase and sale agreement with an affiliate and acquired undeveloped land in Northern California. Consideration included $4.4 million of cash, assumption of a $1.3 million net liability, and future revenue participation payments (the “RAPA”), which is calculated at 11% of gross revenues from home deliveries, payable quarterly and limited to $19.6 million. The RAPA liability, based on a third-party real estate appraisal, is estimated to be $19.6 million, which is included in other liabilities. As the transaction is with an affiliate under common control, the $25.3 million of consideration was recorded as an equity distribution.

In February 2014, we entered into a purchase and sale agreement to sell land in Southern California to an affiliate under common control for $1.0 million cash and assumption of certain construction obligations. The $0.9 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution.

In June 2014, we entered into a purchase and sale agreement (“PSA”) to purchase land in Northern California from an unconsolidated joint venture in which we have a 33% ownership interest. We paid $2.7 million for 70 lots and acquired an option to purchase 262 lots in seven phases through 2019, for an estimated $18.5 million. The PSA also includes additional consideration based on future price and profit appreciation for each phase, payable after the last home delivery for that respective phase. In conjunction with the purchase of the 70 lots, we deferred $0.9 million of profit representing our proportionate share of the corresponding land sale profit from the joint venture and recorded it as a reduction of inventory.

In October 2012, we sold land in Colorado to an affiliate for $4.6 million. As the affiliate is under common control, the $2.4 million of net sales proceeds received in excess of the net book value of the land sold was recorded as an equity contribution.

We and certain joint ventures lease office space under non-cancelable operating leases from the following Shea Family Owned Companies: Shea Center Livermore, LLC, Treena Street Partners and Highlands Ranch Shea Center II, LLC. The leases are for terms up to ten years and generally provide renewal options for terms up to an additional five years.

At December 31, 2014, future minimum rental payments under affiliate operating leases were as follows:

Payments Due By Year	December 31,
(In thousands)
2015	$1,311
2016	619
2017	366
2018	383
2019 and thereafter	2,380

Total	$5,059

For the years ended December 31, 2014, 2013 and 2012, affiliate rental expense was $0.7 million, $0.4 million and $0.6 million, respectively.

Use of the Shea Homes Brand

Most of the Shea family homebuilding business under the Shea Homes brand is owned and operated by us. However, some homebuilding businesses and projects under the Shea Homes brand are, and will continue to be, owned and operated by legal entities that are owned and controlled by the Shea family separately from us. These legal entities are not Guarantors and their assets are not pledged as collateral for the Secured Notes. The homebuilding projects and related businesses owned and operated by these legal entities include:

•	Shea Homes North Carolina—Builds homes in North Carolina and South Carolina under the Shea Homes brand and shares a website with SHLP. Shea Homes North Carolina also contracts with JFSCI for certain management and administrative services. Shea Homes North Carolina is based in Charlotte, North Carolina and is owned and operated by children and nephews of John Shea and Mary Shea.

•	Shea Mortgage.—Arranges mortgages for our homebuyers, helping to ensure homebuyers secure financing for their home purchases. Although closely related to the homebuilding operation, Shea Mortgage is owned directly by members of the Shea family.

Policy on Transactions with Affiliates

We have a policy in place to routinely evaluate affiliate transactions, which includes obtaining the approval of the Board of Directors of J.F. Shea Construction Management, Inc. or third-party valuation appraisals where appropriate.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP served as our independent registered public accounting firm for our 2014 and 2013 fiscal years. Services provided by Ernst & Young LLP and related fees billed in each of our last two fiscal years were as follows:

	December 31,
	2014	2013
	(In thousands)
Audit Fees	$497	$520
Audit Related Fees	12	12
Tax Fees	201	213

Total Fees	$710	$745

In 2014 and 2013, audit fees include an annual consolidated financial statement audit and three quarterly reviews. Tax fees include fees for review of our federal and state income tax returns, tax planning and tax advice.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:

	Report of Independent Registered Public Accounting Firm	48
	Consolidated Balance Sheets at December 31, 2014 and 2013	49
	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012	50
	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012	51
	Consolidated Statements of Changes in Equity for the Years Ended December 31, 2014, 2013 and 2012	52
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	53
	Notes to Consolidated Financial Statements	54

(2)	Financial Statement Schedules

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

March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROBERTO F. SELVA (Roberto F. Selva)	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2015

/S/ ANDREW H. PARNES (Andrew H. Parnes)	Chief Financial Officer (Principal Financial Officer)	March 6, 2015

/S/ ANDREW T. ROUNDTREE (Andrew T. Roundtree)	Vice President, Corporate Controller (Principal Accounting Officer)	March 6, 2015

/S/ JOHN F. SHEA (John F. Shea)	Director	March 6, 2015

/S/ PETER O. SHEA (Peter O. Shea)	Director	March 6, 2015

/S/ PETER O. SHEA, JR. (Peter O. Shea, Jr.)	Director	March 6, 2015

/S/ JOHN C. MORRISSEY (John C. Morrissey)	Director	March 6, 2015

/S/ JAMES G. SHONTERE (James G. Shontere)	Director	March 6, 2015

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act:

No annual report or proxy material was sent to security holders during the last fiscal year, and no such report or material is expected to be sent in the current fiscal year.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Limited Partnership of Shea Homes Limited Partnership (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

3.2	Seventh Amendment and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report of Form 10-K filed with the DEC on March 5, 2013 (File No. 333-177328)).

3.3	First Amendment to Seventh Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 9, 2013 (File No. 333-177328)).

4.1	Indenture, dated May 10, 2011, between and among Shea Homes Limited Partnership, Shea Homes Funding Corp., the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (including the form of 8.625% Senior Secured Notes due 2019) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

4.2	Intercreditor Agreement, dated May 10, 2011, among Shea Homes Limited Partnership, the grantors party thereto, Wells Fargo Bank, National Association and Credit Suisse AG (incorporated by reference to Exhibit 4.3 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 24, 2012 (File No. 333-177328))

4.3	First Supplemental Indenture, dated October 16, 2013, among Shea Homes Limited Partnership, and Shea Homes Funding Corp., as issuers, the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed with the SEC on November 12, 2013 (File No. 333-177328))

4.4	Second Supplemental Indenture, dated November 4, 2013, among Shea Homes Limited Partnership, and Shea Homes Funding Corp., as issuers, the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on November 4, 2013 (File No. 333-177328))

4.5	Third Supplemental Indenture, dated February 25, 2014, among Shea Homes Limited Partnership, and Shea Homes Funding Corp., as issuers, the guarantors party thereto, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 to the Company’s Form 10-K filed with the SEC on March 17, 2014 (File No. 333-177328))

10.1	Tax Distribution Agreement, dated as of May 10, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed with the SEC on October 14, 2011 (File No. 333-177328))

10.2	Promissory Note, dated May 10, 2011 from J.F. Shea, Co., Inc. to Shea Homes, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on December 22, 2011 (File No. 333-177328))

10.3	Services Agreement, dated as of May 1, 2011, among Shea Homes Limited Partnership, Shea Homes, Inc. and J.F. Shea Co., Inc. (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 24, 2012 (File No. 333-177328))

10.4	Services Agreement, dated as of May 1, 2011, among Shea Homes Limited Partnership, Shea Homes, Inc., J.F. Shea, L.P. and J.F. Shea Construction Management, Inc. (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company’s Registration Statement on Form S-4 filed with the SEC on January 24, 2012 (File No. 333-177328))

10.5	Shea Homes Appreciation Rights Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2012 (File No. 333-177328)) +

10.6	Offer Letter from Shea Homes Limited Partnership to Andrew H. Parnes (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2012 (File No. 333-177328)) +

10.7	Credit Agreement dated as of February 20, 2014, by and among Shea Homes Limited Partnership, the lenders from time to time party thereto, and U.S. Bank National Association as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2014 (File No. 333-177328))

10.8	Amended and Restated Security Agreement dated as of February 20, 2014 among the Company, the Guarantors and Wells Fargo Bank, National Association as collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 20, 2014 (File No. 333-177328))

Exhibit No.	Description

12.1	Statement of Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Shea Homes Limited Partnership’s annual report on Form 10-K for the year ended December 31, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

+	Indicates a management contract or compensatory plan or arrangement